Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1995-05-12
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended           March 31, 1995
                             -------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9783




                        MCNEIL REAL ESTATE FUND XI, LTD.
 -------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)





         California                                94-2669577
 -------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas  75240
 -------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                      --------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                                             March 31,         December 31,
                                                                               1995                 1994
                                                                            ----------         ------------
ASSETS
   Real estate investments:
   Land.....................................................              $  5,938,464        $  5,938,464
   Buildings and improvements...............................                56,925,303          56,588,508
                                                                           -----------         -----------
                                                                            62,863,767          62,526,972
   Less:  Accumulated depreciation..........................               (35,209,016)        (34,610,759)
                                                                           -----------         -----------
                                                                            27,654,751          27,916,213

Cash and cash equivalents...................................                 2,404,911           1,932,351
Cash segregated for security deposits.......................                   347,579             363,849
Accounts receivable.........................................                    25,563              24,577
Prepaid expenses and other assets...........................                   186,054             361,909
Escrow deposits.............................................                 1,110,399             983,972
Deferred borrowing costs (net of accumulated
   amortization of $398,118 and $361,743 at
   March 31, 1995 and December 31, 1994,
   respectively)............................................                 1,736,752           1,773,127
                                                                           -----------         -----------
                                                                          $ 33,466,009        $ 33,355,998
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................              $ 39,975,844        $ 40,090,432
Accounts payable............................................                   155,573             112,735
Accrued interest............................................                   304,795             240,267
Accrued property taxes......................................                   209,621              95,268
Accrued expenses............................................                   220,720             223,360
Deferred gain - fire damage.................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 3,051,748           2,919,444
Security deposits and deferred rental revenue...............                   378,713             367,044
                                                                           -----------         -----------
                                                                            44,364,030          44,115,566
                                                                           -----------         -----------

Partners' deficit:
   Limited partners - 159,813 and 159,917 limited
     partnership  units authorized and outstanding at
     March 31, 1995 and December 31, 1994, respectively.....                (5,215,182)         (5,275,373)
   General Partner..........................................                (5,682,839)         (5,484,195)
                                                                           -----------         -----------
                                                                           (10,898,021)        (10,759,568)
                                                                           -----------         -----------
                                                                          $ 33,466,009        $ 33,355,998
                                                                           ===========         ===========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                               -----------------------------
                                                                                  1995                1994
                                                                               ----------         ----------
Revenue:
   Rental revenue...................................                           $3,489,989         $3,261,845
   Interest.........................................                               31,101             19,752
   Deferred gain on involuntary conversion..........                                    -             28,109
                                                                                ---------          ---------
     Total revenue..................................                            3,521,090          3,309,706
                                                                                ---------          ---------

Expenses:
   Interest.........................................                              946,754            991,953
   Interest - affiliates............................                                    -              3,589
   Depreciation.....................................                              598,257            554,313
   Property taxes...................................                              240,570            263,412
   Personnel expenses...............................                              504,772            423,636
   Utilities........................................                              233,537            249,233
   Repair and maintenance...........................                              399,274            375,794
   Property management fees - affiliates............                              176,227            163,608
   Other property operating expenses................                              207,464            196,461
   General and administrative.......................                               34,294             26,416
   General and administrative - affiliates..........                              116,582            110,975
                                                                                ---------          ---------
     Total expenses.................................                            3,457,731          3,359,390
                                                                                ---------          ---------

Net income (loss)...................................                           $   63,359         $  (49,684)
                                                                                =========          =========

Net income (loss) allocable to limited partners.....                           $   60,191         $ (526,597)
Net income (loss) allocable to General Partner......                                3,168            476,913
                                                                                ---------          ---------
Net income (loss)...................................                           $   63,359         $  (49,684)
                                                                                =========          =========

Net income (loss) per limited partnership unit......                           $      .38         $    (3.29)
                                                                                =========          =========




















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                                Total
                                                      General             Limited               Partners'
                                                      Partner             Partners              Deficit
                                                    ------------        ------------         -------------

Balance at December 31, 1993..............          $(5,157,708)        $(4,638,590)         $ (9,796,298)

Net income (loss).........................              476,913            (526,597)              (49,684)

Contingent Management Incentive
   Distribution...........................             (190,545)                  -              (190,545)
                                                     ----------          ----------           -----------

Balance at March 31, 1994.................          $(4,871,340)        $(5,165,187)         $(10,036,527)
                                                     ==========          ==========           ===========


Balance at December 31, 1994..............          $(5,484,195)        $(5,275,373)         $(10,759,568)

Net (income) loss.........................                3,168              60,191                63,359

Contingent Management Incentive
   Distribution...........................             (201,812)                  -              (201,812)
                                                      ---------          ----------           -----------

Balance at March 31, 1995.................          $(5,682,839)        $(5,215,182)         $(10,898,021)
                                                     ==========          ==========           ===========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                           1995                    1994
                                                                       -----------             ------------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 3,522,186             $ 3,215,270
   Cash paid to suppliers............................                   (1,084,546)             (1,274,105)
   Cash paid to affiliates...........................                     (362,317)               (150,487)
   Interest received.................................                       31,101                  19,752
   Interest paid.....................................                     (840,434)               (948,426)
   Interest paid to affiliates.......................                            -                  (4,306)
   Property taxes paid...............................                     (336,630)               (165,897)
   Additions to deferred borrowing costs.............                            -                  (1,320)
                                                                        ----------              ----------
Net cash provided by operating activities............                      929,360                 690,481
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (336,795)               (359,063)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (120,005)               (103,463)
   Repayment of advances from affiliates.............                            -                (935,658)
   Contingent Management Incentive
     Distribution....................................                            -                (560,035)
                                                                        ----------              ----------
Net cash used in financing activities................                     (120,005)             (1,599,156)
                                                                        ----------              ----------

Net increase (decrease) in cash and cash
   equivalents.......................................                      472,560              (1,267,738)

Cash and cash equivalents at beginning of
   period............................................                    1,932,351               2,920,957
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,404,911             $ 1,653,219
                                                                        ==========              ==========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                                Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                             1995                    1994
                                                                         ---------                ---------

Net income (loss)....................................                    $  63,359                $(49,684)
                                                                          --------                 -------

Adjustments to  reconcile  net income  (loss) to
   net cash  provided by operating activities:
   Depreciation......................................                      598,257                 554,313
   Amortization of discounts on mortgage
     notes payable...................................                        5,417                   5,997
   Amortization of deferred borrowing costs..........                       36,375                  36,179
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       16,270                 (13,652)
     Accounts receivable.............................                         (986)                (45,011)
     Prepaid expenses and other assets...............                      175,855                  46,139
     Escrow deposits.................................                     (126,427)               (206,703)
     Deferred borrowing costs........................                            -                  (1,320)
     Accounts payable................................                       42,838                  (4,670)
     Accrued interest................................                       64,528                     632
     Accrued property taxes..........................                      114,353                 316,723
     Accrued expenses................................                       (2,640)                (96,580)
     Payable to affiliates - General Partner.........                      (69,508)                124,096
     Security deposits and deferred rental
       revenue.......................................                       11,669                  24,022
                                                                          --------                --------
       Total adjustments.............................                      866,001                 740,165
                                                                          --------                --------

Net cash provided by operating activities............                    $ 929,360               $ 690,481
                                                                          ========                ========

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- -------

McNeil Real Estate Fund XI, Ltd. (the "Partnership") was organized June 2, 1980 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated limited partnership agreement, dated August 6, 1991 (the "Amended Partnership
Agreement"). The principal place of business for the Partnership and for the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XI, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 4.
- -------

The Partnership pays property management fees equal to 5% of gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993 the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects the calculation and payment of the MID remain the same.

Fixed MID was payable in limited partnership units ("Units") unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value per Unit, as defined.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                       Three Months Ended
                                                                            March 31,
                                                                  -------------------------------
                                                                    1995                   1994
                                                                  --------               --------

Property management fees - affiliates................             $176,227               $163,608
Charged to interest expense:
   Interest - affiliate..............................                    -                  3,589
Charged to general and administrative -
   affiliates:
   Partnership administration........................              116,582                110,975
                                                                   -------                -------
                                                                  $292,809               $278,172
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent MID....................................             $201,812               $190,545
                                                                   =======                =======

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1995, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues increased by $211,384 or 6% for the first three months of 1995 as compared to the same period last year. Rental revenue and interest income increased $228,144 or 7% and $11,349 or 57%, respectively. The Partnership also recognized a gain on involuntary conversion of $28,109 in 1994 as a result of a fire at Sun Valley in 1993.

Rental revenue for the first three months of 1995 was $3,489,989, as compared to $3,261,845 for the same period in 1994. The increase in rental revenue of $228,144 or 7% for the three months ended March 31, 1995, respectively, is due to an increase in the rental rates at all of the Partnership's properties and increases in the occupancy rate at six of the Partnership's properties. Of the six properties that experienced increase in their occupancy, Rock Creek showed the largest increases of 3% from 96% at March 31, 1994 to 99% at March 31, 1995.

Interest income for the three months ended March 31, 1995 increased $11,349 or 57% due to an increase in the cash balances being invested in interest-bearing accounts and an increase in the interest rates.

Expenses:

Total Partnership expenses increased by $98,341 or 3% for the period ending March 31, 1995 as compared to the period ending March 31, 1994.

Interest expense - affiliates for the three months ended March 31, 1995 decreased by $3,589 or 100%. This is due to the repayment of all affiliate advances and mortgage loans during 1994.

Depreciation expense for the three months ended March 31, 1995 increased by $43,944 or 8%. The increase is due to capital improvements made at the properties. During the first quarter of 1995, the Partnership made $320,204 in capital improvements.

Property taxes decreased $22,842 or 9% for the three months ended March 31, 1995. This is due to an decrease in the estimated tax liability at Acacia Lakes, Knollwood, Rock Creek, Sun Valley and The Village.

Personnel expenses increased $81,136 or 19% for the three months ended March 31, 1995 as compared to the same period in 1994. This increase is due to an increase in overall compensation at all the properties. In addition, there was an increase in the cost of workers' compensation insurance at all the properties except Gentle Gale and Villa Del Rio.

Property management fees - affiliates for the three months ended March 31, 1995 increased by $12,619 or 8% due to the increase in the rental receipts at the properties, the basis for computing such fees.

General and administrative increased $7,878 or 30% for the first quarter of 1995. Fees paid for professional services were higher for the period ended March 31, 1995 compared to the period ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $929,360 through operating activities for the period ending March 31, 1995 as compared to $690,481 for the same period in 1994. This increase of $222,288 can be attributed to the increase in the cash received from tenants as a result of the increase in rental rates at all of the properties as well as the reduction in the amount paid to suppliers.

The Partnership funded $336,795 in additions to real estate investments for the three months ending March 31, 1995. All of the Partnership's properties began capital improvements projects to enhance the value of the properties so they can remain competitive in the market.

There was a net use of cash from financing activities of $120,005 and $1,599,156 for the three months ended March 31,1995 and 1994, respectively. This decrease in cash used was due to the repayment of advances from affiliates and the payment of the Contingent MID in 1994, which payments were not made in 1995.

Short Term Liquidity:

At March 31, 1995, the Partnership held cash and cash equivalents of $2,404,911 as compared to $1,932,351 at December 31, 1994. The General Partner considers the Partnership's cash reserves adequate for operations for the remainder of 1995.

During 1995, operations of the Partnership's properties are expected to provide positive cash flow from operations. However, cash flow from property operations will not be sufficient to make additional distributions to the General Partner for the Contingent MID in 1995. Management will continue to address ongoing capital improvements needs in light of the aging condition of the Partnership's properties. The Partnership has budgeted approximately $1.2 million for capital improvements for 1995. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repairs and maintenance expenses from amounts that would otherwise be incurred.

Long Term Liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

For the long term, property operations will remain the primary source of funds. While the present outlook for Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies. Affiliate support has been required in the past, but there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard in excess of the $5,000,000 revolving credit facility discussed above.

Distributions:

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $201,813 for the Contingent MID has been accrued by the Partnership for the three month period ending March 31, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------


(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------


         4.                         Amended  and  Restated  Limited  Partnership
                                    Agreement   dated  as  of  August  6,  1991.
                                    (Incorporated  by reference to the Quarterly
                                    Report on Form 10-Q,  for the quarter  ended
                                    June 30, 1991).

         11.                        Statement regarding  computation of net loss
                                    per limited  partnership  unit: Net loss per
                                    limited  partnership  unit  is  computed  by
                                    dividing  net loss  allocated to the limited
                                    partners    by   the   number   of   limited
                                    partnership  units  outstanding.   Per  unit
                                    information   has  been  computed  based  on
                                    159,813  and  159,917  limited   partnership
                                    units   outstanding   in  1995   and   1994,
                                    respectively.

         EX-27                      Financial  Data  Schedule for the year ended
                                    December  31,  1994  and  the  quarter ended
                                    March 31, 1995.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XI, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 12, 1995                                       By: /s/  Donald K. Reed
- ---------------------------                            --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 12, 1995                                        By: /s/  Robert C. Irvine
- ---------------------------                            --------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 12, 1995                                        By: /s/  Brandon K. Flaming
- ---------------------------                            ---------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.