Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1995-08-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      June 30, 1995
                                  -----------------

                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from ______________ to_____________ Commission file number 0-9783




                        MCNEIL REAL ESTATE FUND XI, LTD.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                      94-2669577
  -----------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                         Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
  -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                     --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                              June 30,         December 31,
                                                                                1995               1994
                                                                            ----------       --------------
ASSETS
------
Real estate investments:
   Land.....................................................                $5,938,464       $   5,938,464
   Buildings and improvements...............................                57,423,864          56,588,508
                                                                            ----------          ----------
                                                                            63,362,328          62,526,972
   Less:  Accumulated depreciation..........................               (35,825,533)        (34,610,759)
                                                                           -----------         -----------
                                                                            27,536,795          27,916,213

Cash and cash equivalents...................................                 2,656,306           1,932,351
Cash segregated for security deposits.......................                   348,537             363,849
Accounts receivable.........................................                    16,050              24,577
Prepaid expenses and other assets...........................                   170,958             361,909
Escrow deposits.............................................                 1,153,713             983,972
Deferred borrowing costs (net of accumulated
   amortization of $434,492 and $361,743 at
   June 30, 1995 and December 31, 1994,
   respectively)............................................                 1,700,378           1,773,127
                                                                            ----------          ----------
                                                                           $33,582,737       $  33,355,998
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................               $39,895,190       $  40,090,432
Accounts payable............................................                   120,349             112,735
Accrued interest............................................                   303,989             240,267
Accrued property taxes......................................                   402,222              95,268
Accrued expenses............................................                   179,850             223,360
Deferred gain - fire damage.................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 3,377,882           2,919,444
Security deposits and deferred rental revenue...............                   388,744             367,044
                                                                            ----------          ----------
                                                                            44,735,242          44,115,566
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 159,813 and 159,917 limited
     partnership units authorized and outstanding at
     June 30, 1995 and December 31, 1994, respectively......                (5,262,535)         (5,275,373)
   General Partner..........................................                (5,889,970)         (5,484,195)
                                                                            ----------          ----------
                                                                           (11,152,505)        (10,759,568)
                                                                            ----------          ----------
                                                                          $ 33,582,737       $  33,355,998
                                                                            ==========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended                      Six Months Ended
                                                    June 30,                              June 30,
                                           ----------------------------        -----------------------------
                                             1995               1994              1995                1994
                                           ---------          ---------        ----------          ---------

Revenue:
   Rent revenue..................         $3,523,916         $3,304,308        $7,013,905         $6,566,153
   Interest......................             35,415             16,122            66,516             35,874
   Deferred gain on
     involuntary conversion......                  -                  -                 -             28,109
                                           ---------          ---------         ---------          ---------
     Total revenue...............          3,559,331          3,320,430         7,080,421          6,630,136
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................          1,007,043            970,575         1,953,797          1,962,528
   Interest - affiliates.........                  -                  -                 -              3,589
   Depreciation..................            616,517            554,313         1,214,774          1,108,626
   Property taxes................            240,570            263,412           481,140            526,824
   Personnel expenses............            397,093            425,197           901,865            848,833
   Utilities.....................            256,607            223,133           490,144            472,366
   Repair and maintenance........            502,306            450,844           901,580            826,638
   Property management
     fees - affiliates...........            175,692            165,192           351,919            328,800
   Other property operating
     expenses....................            237,334            215,122           444,798            411,583
   General and administrative....             20,800             27,086            55,094             53,502
   General and administrative -
     affiliates..................            155,214            105,387           271,796            216,362
                                           ---------          ---------         ---------          ---------
     Total expenses..............          3,609,176          3,400,261         7,066,907          6,759,651
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $  (49,845)        $  (79,831)       $   13,514         $ (129,515)
                                           =========          =========         =========          =========

Net income (loss) allocable to
   limited partners..............         $  (47,353)        $  (75,839)       $   12,838         $ (634,119)
Net income (loss) allocable
   to General Partner............             (2,492)            (3,992)              676            504,604
                                           ---------          ---------         ---------          ---------
Net income (loss)................         $  (49,845)        $  (79,831)       $   13,514         $ (129,515)
                                           =========          =========         =========          =========

Net income (loss) per limited
   partnership unit..............         $     (.30)        $     (.47)       $      .08         $    (3.97)
                                           =========          =========         =========          =========














The financial information included herein has been prepared by management without audit by independent public accountants.

                      See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994



                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Deficit
                                                 ------------            ------------          -------------
Balance at December 31, 1993..............       $(5,157,708)            $(4,638,590)          $ (9,796,298)

Net income (loss).........................           504,604                (634,119)              (129,515)

Contingent Management Incentive
   Distribution...........................          (372,075)                      -               (372,075)
                                                  ----------              ----------            -----------

Balance at June 30, 1994..................       $(5,025,179)            $(5,272,709)          $(10,297,888)
                                                  ==========              ==========            ===========


Balance at December 31, 1994..............       $(5,484,195)            $(5,275,373)          $(10,759,568)

Net income................................               676                  12,838                 13,514

Contingent Management Incentive
   Distribution...........................          (406,451)                      -               (406,451)
                                                  ----------              ----------             ----------

Balance at June 30, 1995..................       $(5,889,970)            $(5,262,535)          $(11,152,505)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Six Months Ended
                                                                                     June 30,
                                                                        -----------------------------------
                                                                          1995                     1994
                                                                        -----------------------------------

Cash flows from operating activities:
   Cash received from tenants........................                   $7,056,377             $ 6,595,128
   Cash paid to suppliers............................                   (2,468,728)             (2,345,590)
   Cash paid to affiliates...........................                     (571,728)               (432,695)
   Interest received.................................                       66,516                  35,874
   Interest paid.....................................                   (1,806,492)             (1,907,165)
   Interest paid to affiliates.......................                            -                  (4,308)
   Property taxes paid...............................                     (510,558)               (384,954)
   Additions to deferred borrowing costs.............                            -                  (1,320)
                                                                        ----------               ---------
Net cash provided by operating activities............                    1,765,387               1,554,970
                                                                        ----------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (835,356)               (922,243)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (206,076)               (205,363)
   Repayment of advances from affiliates.............                            -                (935,658)
   Contingent Management Incentive
     Distribution....................................                            -                (560,035)
                                                                         ---------               ---------
Net cash used in financing activities................                     (206,076)             (1,701,056)
                                                                          --------              ----------

Net increase (decrease) in cash and cash
   equivalents.......................................                      723,955              (1,068,329)

Cash and cash equivalents at beginning of
   period............................................                    1,932,351               2,920,957
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $2,656,306             $ 1,852,628
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                                Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                           1995                    1994
                                                                       ------------------------------------

Net income (loss)....................................                  $    13,514             $  (129,515)
                                                                        ----------               ---------

Adjustments to  reconcile  net income (loss) to net
   cash  provided by operating activities:
   Depreciation......................................                    1,214,774               1,108,626
   Amortization of discounts on mortgage
     notes payable...................................                       10,834                  11,994
   Amortization of deferred borrowing costs..........                       72,749                  72,359
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       15,312                 (11,825)
     Accounts receivable.............................                        8,527                  32,253
     Prepaid expenses and other assets...............                      190,951                  12,853
     Escrow deposits.................................                     (169,741)               (132,989)
     Deferred borrowing costs........................                            -                  (1,320)
     Accounts payable................................                        7,614                 144,566
     Accrued interest................................                       63,722                 (29,709)
     Accrued property taxes..........................                      306,954                 465,876
     Accrued expenses................................                      (43,510)               (104,493)
     Payable to affiliates - General Partner.........                       51,987                 112,467
     Deferred gain - fire............................                            -                 (28,109)
     Security deposits and deferred rental
       revenue.......................................                       21,700                  31,936
                                                                         ---------               ---------
       Total adjustments.............................                    1,751,873               1,684,485
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,765,387             $ 1,554,970
                                                                         =========              ==========


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 June 30, 1995

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------               ---------

Property management fees - affiliates................                   $  351,919              $  328,800
Charged to interest expense:
   Interest - affiliate..............................                            -                   3,589
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      271,796                 216,362
                                                                         ---------               ---------
                                                                        $  623,715              $  548,751
                                                                         =========               =========

Charged to General Partner's deficit:
   Contingent MID....................................                   $  406,451              $  372,075
                                                                         =========               =========

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1995, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $450,285 or 7% for the first six months of 1995 as compared to the same period last year. Rental revenue and interest income increased $447,752 or 7% and $30,642 or 85%, respectively. The Partnership also recognized a gain on involuntary conversion of $28,109 in 1994 as a result of a fire at Sun Valley in 1993.

Rental revenue for the first six months of 1995 was $7,013,905, as compared to $6,566,153 for the same period in 1994. The increase in rental revenue for the six months ended June 30, 1995 is due to an increase in the rental rates at all of the Partnership's properties and increases in the occupancy rate at three of the Partnership's properties. Of the three properties that experienced increases in their occupancy, Villa Del Rio showed the largest increase of 7% from 91% at June 30, 1994 to 98% at June 30, 1995.

Interest income for the six months and three months ended June 30, 1995 increased $30,642 or 85% and $19,294 or 120%, respectively, due to an increase in the cash balances being invested in interest-bearing accounts and an increase in the interest rates.

Expenses:

Total Partnership expenses increased by $319,342 or 5% for the period ending June 30, 1995 as compared to the period ending June 30, 1994.

Interest expense - affiliates for the six months ended June 30, 1995 decreased by $3,589 or 100%. This is due to the repayment of all affiliate advances and mortgage loans during 1994.

Depreciation expense for the six months and the three months ended June 30, 1995, increased by $106,148 or 10% and $62,204 or 11%, respectively. The increase is due to capital improvements made at the properties. During 1995, the Partnership has made $835,356 in capital improvements of which $498,561 of the improvements were made during the second quarter of 1995.

Property taxes decreased $45,684 or 9% and $22,842 or 9%, respectively, for the six months and the three months ended June 30, 1995. This is due to an decrease in the estimated tax liability at Acacia Lakes, Knollwood, Sun Valley, Rock Creek, and The Village.

Personnel expenses increased $53,032 or 6% for the six months ended June 30, 1995 as compared to the same period in 1994. This increase is due to an increase in overall compensation at all the properties. For the three months ended June 30, 1995, personnel expenses decreased by $28,104 or 7% because of additional temporary maintenance personnel hired at Knollwood in 1994 to assist with a capital improvements project, which has been completed. In addition, there was a decrease in the cost of workers' compensation insurance at all the properties.

Property management fees - affiliates for the six months and the three months ended June 30, 1995 increased by $23,119 or 7% and $10,500 or 6%, respectively, due to the increase in the rental receipts at the properties, the basis for computing such fees.

General and administrative decreased $6,286 or 23% for the three months ended June 30, 1995 as compared to the same period in 1994 due a reduction in fees paid for professional services.

General and administrative - affiliates for the six months and the three months ended June 30, 1995 increased by $55,434 or 26% and $49,827 or 47%, respectively, due to an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,765,387 through operating activities for the period ending June 30, 1995 as compared to $1,554,970 for the same period in 1994. This increase of $210,417 can be attributed to the increase in the cash received from tenants as a result of the increase in rental rates at all of the properties.

The Partnership funded $835,356 in additions to real estate investments for the six months ending June 30, 1995. All of the Partnership's properties began capital improvements projects to enhance the value of the properties so they can remain competitive in the market.

There was a net use of cash from financing activities of $206,076 and $1,701,056 for the six months ended June 30,1995 and 1994, respectively. This decrease in cash used was due to the repayment of advances from affiliates and the payment of the Contingent MID in 1994.

Short Term Liquidity:

At June 30, 1995, the Partnership held cash and cash equivalents of $2,656,306 as compared to $1,932,351 at December 31, 1994. The General Partner considers the Partnership's cash reserves adequate for operations for the remainder of 1995.

During 1995, operations of the Partnership's properties are expected to provide positive cash flow from operations. However, cash flow from property operations will not be sufficient to make distributions to the General Partner for the Contingent MID in 1995. Management will continue to address ongoing capital improvements needs in light of the aging condition of the Partnership's properties. The Partnership has budgeted approximately $1.2 million for capital improvements for 1995. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repairs and maintenance expenses from amounts that would otherwise be incurred.

Long Term Liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

For the long term, property operations will remain the primary source of funds. While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. All or a combination of these steps may be inadequate or unfeasible in resolving such potential working capital deficiencies. Affiliate support has been required in the past, but there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard in excess of the $5,000,000 revolving credit facility discussed above.

Distributions:

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $406,451 for the Contingent MID has been accrued by the Partnership for the six month period ending June 30, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 71,916 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $63 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended June 30, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XI, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



August 11, 1995                                    By:  /s/  Donald K. Reed
-------------------                                     -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 11, 1995                                    By:  /s/  Robert C. Irvine
-------------------                                     -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 11, 1995                                    By:  /s/  Brandon K. Flaming
-------------------                                     -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
