Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1995-11-13
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended          September 30, 1995
                              -------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9783




                        MCNEIL REAL ESTATE FUND XI, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                       94-2669577
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                    ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS

                                                                          September 30,       December 31,
                                                                              1995                 1994
                                                                          ------------        -------------
ASSETS
------
Real estate investments:
   Land.....................................................              $  5,938,464        $  5,938,464
   Buildings and improvements...............................                57,768,580          56,588,508
                                                                           -----------         -----------
                                                                            63,707,044          62,526,972
   Less:  Accumulated depreciation..........................               (36,453,804)        (34,610,759)
                                                                           -----------         -----------
                                                                            27,253,240          27,916,213

Cash and cash equivalents...................................                 1,947,811           1,932,351
Cash segregated for security deposits.......................                   368,322             363,849
Accounts receivable.........................................                    22,558              24,577
Prepaid expenses and other assets...........................                   160,502             361,909
Escrow deposits.............................................                 1,413,461             983,972
Deferred borrowing costs (net of accumulated
   amortization of $470,867 and $361,743 at
   September 30, 1995 and December 31, 1994,
   respectively)............................................                 1,664,003           1,773,127
                                                                           -----------         -----------
                                                                          $ 32,829,897        $ 33,355,998
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................              $ 39,791,063        $ 40,090,432
Accounts payable............................................                   110,867             112,735
Accrued interest............................................                   303,174             240,267
Accrued property taxes......................................                   642,639              95,268
Accrued expenses............................................                   430,842             223,360
Deferred gain - storm damage................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 2,596,492           2,919,444
Security deposits and deferred rental revenue...............                   415,342             367,044
                                                                           -----------         -----------
                                                                            44,357,435          44,115,566
                                                                           -----------         -----------

Partners' deficit:
   Limited partners - 159,813 and 159,917 limited
     partnership  units authorized and outstanding
     at September 30, 1995 and December 31, 1994,
     respectively...........................................                (5,420,799)         (5,275,373)
   General Partner..........................................                (6,106,739)         (5,484,195)
                                                                           -----------         -----------
                                                                           (11,527,538)        (10,759,568)
                                                                           -----------         -----------
                                                                          $ 32,829,897        $ 33,355,998
                                                                           ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                          -----------------------------       ------------------------------
                                             1995               1994               1995                1994
                                          ----------         ----------       -----------         ----------

Revenue:
   Rent revenue..................         $3,612,685         $3,347,642       $10,626,590         $9,913,795
   Interest......................             34,841             21,146           101,357             57,020
   Deferred gain on
     involuntary conversion......                  -                  -                 -             28,109
                                           ---------          ---------        ----------          ---------
     Total revenue...............          3,647,526          3,368,788        10,727,947          9,998,924
                                           ---------          ---------        ----------          ---------

Expenses:
   Interest......................            968,784            984,138         2,922,581          2,946,666
   Interest - affiliates.........                  -                  -                 -              3,589
   Depreciation..................            628,271            647,527         1,843,045          1,756,153
   Property taxes................            240,570            263,412           721,710            790,236
   Personnel expenses............            434,980            466,705         1,336,845          1,315,538
   Utilities.....................            292,631            275,569           782,775            747,935
   Repair and maintenance........            456,882            397,127         1,358,462          1,223,765
   Property management
     fees - affiliates...........            179,532            172,454           531,451            501,254
   Other property operating
     expenses....................            237,267            209,917           682,065            621,500
   General and administrative....            261,894             55,380           316,988            108,882
   General and administrative -
     affiliates..................            113,309            107,499           385,105            323,861
                                           ---------          ---------        ----------         ----------
     Total expenses..............          3,814,120          3,579,728        10,881,027         10,339,379
                                           ---------          ---------        ----------         ----------

Net loss.........................         $ (166,594)        $ (210,940)      $  (153,080)       $  (340,455)
                                           =========          =========        ==========         ==========

Net loss allocable to limited
   partners......................         $ (158,264)        $ (200,393)      $  (145,426)       $  (812,682)
Net loss allocable to General
   Partner.......................             (8,330)           (10,547)           (7,654)           472,227
                                           ---------          ---------        ----------         ----------
Net loss.........................         $ (166,594)        $ (210,940)      $  (153,080)       $  (340,455)
                                           =========          =========        ==========         ==========

Net loss per limited
   partnership unit..............         $     (.99)        $    (1.25)      $     (.91)        $     (5.08)
                                           =========          =========        =========          ==========














The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994



                                                                                                    Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners              Deficit
                                                    ------------           ------------          -------------

Balance at December 31, 1993..............          $(5,157,708)           $(4,638,590)          $ (9,796,298)

Net income (loss).........................              472,227               (812,682)              (340,455)

Contingent Management Incentive
   Distribution...........................             (557,476)                     -               (557,476)
                                                     ----------             -----------           -----------

Balance at September 30, 1994.............          $(5,242,957)           $(5,451,272)          $(10,694,229)
                                                     ==========             ==========            ===========


Balance at December 31, 1994..............          $(5,484,195)           $(5,275,373)          $(10,759,568)

Net loss..................................               (7,654)              (145,426)              (153,080)

Contingent Management Incentive
   Distribution...........................             (614,890)                      -              (614,890)
                                                     ----------             -----------           -----------

Balance at September 30, 1995.............          $(6,106,739)           $(5,420,799)          $(11,527,538)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Nine Months Ended
                                                                                   September 30,
                                                                       -----------------------------------
                                                                          1995                     1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $10,662,495             $ 9,922,737
   Cash paid to suppliers............................                   (3,928,592)             (3,673,390)
   Cash paid to affiliates...........................                   (1,854,398)               (479,151)
   Interest received.................................                      101,357                  57,020
   Interest paid.....................................                   (2,734,299)             (2,849,878)
   Interest paid to affiliates.......................                            -                  (4,308)
   Property taxes paid...............................                     (735,411)               (514,747)
                                                                        ----------              ----------
Net cash provided by operating activities............                    1,511,152               2,458,283
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,180,072)             (1,546,649)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (315,620)               (285,861)
   Repayment of advances from affiliates.............                            -                (935,658)
   Additions to deferred borrowing costs.............                            -                (128,401)
   Contingent Management Incentive
     Distribution....................................                            -                (560,035)
                                                                        ----------              ----------
Net cash used in financing activities................                     (315,620)             (1,909,955)
                                                                        ----------              ----------

Net increase (decrease) in cash and cash
   equivalents.......................................                       15,460                (998,321)

Cash and cash equivalents at beginning of
   period............................................                    1,932,351               2,920,957
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 1,947,811            $  1,922,636
                                                                        ==========             ===========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        -----------             -----------

Net loss.............................................                   $ (153,080)             $ (340,455)
                                                                         ---------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation......................................                    1,843,045               1,756,153
   Amortization of discounts on mortgage
     notes payable...................................                       16,251                  17,991
   Amortization of deferred borrowing costs..........                      109,124                 108,539
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (4,473)                (24,407)
     Accounts receivable.............................                        2,019                  31,290
     Prepaid expenses and other assets...............                      201,407                 152,923
     Escrow deposits.................................                     (429,489)               (189,231)
     Accounts payable................................                       (1,868)               (105,125)
     Accrued interest................................                       62,907                 (30,461)
     Accrued property taxes..........................                      547,371                 629,943
     Accrued expenses................................                      207,482                  99,528
     Payable to affiliates - General Partner.........                     (937,842)                345,964
     Deferred gain - storm damage....................                            -                 (28,109)
     Security deposits and deferred rental
       revenue.......................................                       48,298                  33,740
                                                                         ---------               ---------
       Total adjustments.............................                    1,664,232               2,798,738
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,511,152              $2,458,283
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  --------------------------------
                                                                    1995                    1994
                                                                  --------                --------

Property management fees - affiliates................             $531,451                $501,254
Charged to interest expense:
   Interest - affiliate..............................                    -                   3,589
Charged to general and administrative -
   affiliates:
   Partnership administration........................              385,105                 323,861
                                                                   -------                --------
                                                                  $916,556                $828,704
                                                                   =======                 =======

Charged to General Partner's deficit:
   Contingent MID....................................             $614,890                $557,476
                                                                   =======                 =======


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1995, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $729,023 or 7% and $278,738 or 8%, respectively, for the nine months and three months ended September 30, 1995. Rental revenue and interest income increased $712,795 or 7% and $44,337 or 78%, respectively. The Partnership also recognized a gain on involuntary conversion of $28,109 in 1994 as a result of a fire at Sun Valley in 1993.

Rental revenue for the first nine months of 1995 was $10,626,590, as compared to $9,913,795 for the same period in 1994. The increase in rental revenue for the nine months ended September 30, 1995 is due to an increase in the rental rates at all of the Partnership's properties and increases in the occupancy rate at five of the Partnership's properties. Of the five properties that experienced increases in their occupancy, Rock Creek and The Village showed the largest increases of 4%.

Interest income for the nine months and three months ended September 30, 1995 increased $44,337 or 78% and $13,695 or 65%, respectively, due to an increase in the interest rates.

Expenses:

Total Partnership expenses increased by $541,648 or 5% for the period ending September 30, 1995 as compared to the period ending September 30, 1994.

Interest expense - affiliates for the nine months ended September 30, 1995 decreased by $3,589 or 100%. This is due to the repayment of all affiliate advances and mortgage loans during 1994.

Depreciation expense for the nine months ended September 30, 1995 increased by $86,892 or 5%. The increase is due to capital improvements made at the properties. During 1995, the Partnership has made $1,180,072 in capital improvements of which $344,716 of the improvements were made during the third quarter of 1995.

Property taxes decreased $68,526 or 9% and $22,842 or 9%, respectively, for the nine months and the three months ended September 30, 1995. This is due to an decrease in the estimated tax liability at Acacia Lakes, Knollwood, Sun Valley, Rock Creek, and The Village.

Personnel expenses for the nine months ended September 30, 1995 remained comparable to the same period in 1994. For the three months ended September 30, 1995, personnel expenses decreased by $31,725 or 7% because of additional temporary maintenance personnel hired at Knollwood in 1994 to assist with a capital improvements project, which has been completed. In addition, there was a decrease in the cost of workers' compensation insurance at all the properties.

Repairs and maintenance increased by $134,697 or 11% for the nine months ended September 30, 1995 and $59,755 or 15% for the three months ended September 30, 1995. This increase can be attributed to increases in ground maintenance, exterminating, carpet cleaning and sheet rock repairs.

Property management fees - affiliates for the nine months and the three months ended September 30, 1995 increased by $30,197 or 6% and $7,078 or 4%, respectively, due to the increase in the rental receipts at the properties, the basis for computing such fees.

General and administrative increased $208,106 and $206,514, respectively, for the nine and the three months ended September 30, 1995 as compared to the same period in 1994. The increase was due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative - affiliates for the nine months and the three months ended September 30, 1995 increased by $61,244 or 19% and $5,810 or 5%, respectively, due to an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,511,152 through operating activities for the period ending September 30, 1995 as compared to $2,458,283 for the same period in 1994. This decrease of $947,131 can be attributed to the increase in the cash paid to affiliates for Partnership administrative expenses which had previously been deferred.

The Partnership funded $1,180,072 in additions to real estate investments for the nine months ending September 30, 1995. All of the Partnership's properties continued capital improvements projects to enhance the value of the properties so they can remain competitive in the market.

There was a net use of cash from financing activities of $315,620 and $1,909,955 for the nine months ended September 30, 1995 and 1994, respectively. This decrease in cash used was due to the repayment of advances from affiliates and the payment of the Contingent MID in 1994.

Short Term Liquidity:

At September 30, 1995, the Partnership held cash and cash equivalents of $1,947,811 as compared to $1,932,351 at December 31, 1994. The General Partner considers the Partnership's cash reserves adequate for operations for the remainder of 1995.

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

Long Term Liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. However, there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions:

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $614,890 for the Contingent MID has been accrued by the Partnership for the nine month period ending September 30, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

2)   Robert Lewis vs. McNeil Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court of Dallas County,   Texas,   A-14th
     Judicial District, Cause No. 95-08535 (Class Action)

     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

3) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V,Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). Plaintiffs allege that Defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the Partnership Agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

4) Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

5) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C.
     Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 71,916 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $63 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 10,526 Units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

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

         27.                        Financial    Data   Schedule for the quarter
                                    ended September 30, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XI, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 13, 1995                                   By:  /s/  Donald K. Reed
-------------------                                     --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 13, 1995                                   By:  /s/  Robert C. Irvine
-------------------                                     --------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 13, 1995                                   By:  /s/  Brandon K. Flaming
-------------------                                     --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
