Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1996-03-29
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL   REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended       December 31, 1995
                              --------------------------------------------------

                                       OR

[ ]  TRANSITION   REPORT  PURSUANT   TO   SECTION  13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-9783
                           --------


                        McNEIL REAL ESTATE FUND XI, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                   94-2669577
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
              (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code     (214)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited  partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

159,500 of the registrant's 159,813 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 38


                                TOTAL OF 41 PAGES

                                     PART I
ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XI, Ltd. (the "Partnership") was organized June 2, 1980 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated August 6, 1991, as amended (the "Amended Partnership Agreement"). Prior to August 6, 1991, Pacific
Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated June 2, 1980 (the "Original Partnership Agreement") as amended August 29, 1980. The principal place of business for the Partnership and for the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On September 18, 1980, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $80,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 1, 1981, with 160,000 Units sold at $500 each, or gross proceeds of $80,000,000 to the Partnership. In addition, the original general partners purchased a total of 140 Units for $70,000. In 1993, 61 Units were relinquished. An additional 162 and 104 Units were relinquished in 1994 and 1995, respectively, leaving 159,813 Units outstanding as of December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates; and (d) the General Partner purchased the short-term, unsecured loan owing from the Partnership to a Southmark affiliate in the amount of $2,645,950. The unsecured loan has now been settled in full.

On August 6, 1991, the limited partners approved a restructuring proposal providing for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially alters the provisions of the Original Partnership Agreement relating to, among other things, compensation, reimbursement of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

The Amended Partnership Agreement provides for a Management Incentive Distribution ("MID") to replace all other forms of general partner compensation, other than property management fees and reimbursements of certain costs.
Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." For a discussion of the methodology for calculating and distributing the MID, see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

During 1990, the Partnership filed claims in the Southmark bankruptcy in the amount of $1,180,040. McNeil also filed claims on behalf of the Partnership in an indeterminate amount, some of which overlapped in whole or in part with claims filed by the Partnership. No claims were filed by McNeil or the Partnership on behalf of individual limited partners.

In July 1991, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, approved an agreement whereby the Partnership settled its claims against Southmark. Under the settlement agreement, an affiliate of McNeil agreed to waive on a dollar-for-dollar basis an amount equal to the settled claims against affiliate advances owed by the Partnership, which at June 30, 1991, were in excess of the amount of the claim. The reduction of affiliate advances resulted in an extraordinary gain on extinguishment of debt of $1,180,040 in 1991.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned eight income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The Partnership is managed by the General Partner, and, in accordance with the Amended Partnership Agreement, the Partnership reimburses affiliates of the General Partner for certain cost incurred by affiliates of the General Partner in connection with the management of the Partnership's business. See Item 8 - Note 2 - "Transactions with Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's properties.

Other Information:

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $63 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 5.9% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.     PROPERTIES
-------     ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III
- "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.


                                            Net Basis                            1995               Date
Property              Description           of Property          Debt         Property Tax        Acquired
--------              -----------           -----------          ----         ------------        --------
Acacia Lakes (1)      Apartments
Mesa, AZ              576 units           $    6,427,070    $    8,937,249    $      103,840        5/81

Gentle Gale (2)       Apartments
Galveston, TX         133 units                1,859,855         2,629,508            82,953        5/81

Knollwood (3)         Apartments
Kansas City, MO       315 units                2,455,810         4,472,878            71,798        5/81

The Park (4)          Apartments
Joplin, MO            192 units                1,333,802         2,604,482            20,746        3/81

Rock Creek            Apartments
Beaverton, OR         388 units                4,358,112         6,224,682           161,665        2/81

Sun Valley (5)        Apartments
Charlotte, NC         311 units                4,484,894         6,585,644           101,809        8/81

Villa Del Rio (6)     Apartments
Jacksonville, FL      444 units                4,366,232         5,634,662           164,411        5/81

The Village (7)       Apartments
Gresham, OR           152 units                1,966,056         2,595,335            92,495        5/81
                                           -------------      ------------       -----------
                                          $   27,251,831    $   39,684,440    $      799,717
                                           =============      ============       ===========

-----------------------------------------
Total:    Apartments  -  2,511 units

(1)  Acacia  Lakes   Apartments  is  owned  by  Acacia  Lakes  Fund  XI  Limited
     Partnership which is wholly-owned by the Partnership.

(2) Gentle Gale Apartments is owned by Gentle Gale Fund XI Limited Partnership which is wholly-owned by the Partnership.

(3) Knollwood Apartments is owned by Knollwood Fund XI Associates which is wholly-owned by the Partnership and the General Partner.

(4) The Park Apartments is owned by The Park Fund XI Associates which is wholly-owned by the Partnership and the General Partner.

(5) Sun Valley Apartments is owned by Sun Valley Fund XI Associates which is wholly-owned by the Partnership and the General Partner.

(6) Villa Del Rio Apartments is owned by Villa Del Rio Fund XI Limited Partnership which is wholly-owned by the Partnership.

(7) The Village Apartments is owned by Village Fund XI Associates which is wholly-owned by the Partnership and the General Partner.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:


                                        1995            1994            1993           1992          1991
                                       -------         -------        -------        -------         ------
Acacia Lakes
   Occupancy Rate............             96%             97%            98%            96%             88%
   Rent Per Square Foot......           $7.44           $6.64          $5.94          $5.16           $4.57

Gentle Gale
   Occupancy Rate............             88%             93%            98%           100%             94%
   Rent Per Square Foot......           $7.86           $7.83          $7.70          $7.25           $5.73

Knollwood
   Occupancy Rate............             96%             93%            98%            95%             90%
   Rent Per Square Foot......           $5.53           $5.17          $4.77          $4.56           $4.37

The Park
   Occupancy Rate............             90%             91%            93%            96%             90%
   Rent Per Square Foot......           $6.18           $6.23          $5.98          $5.46           $5.22

Rock Creek
   Occupancy Rate............             99%             94%            98%            96%             94%
   Rent Per Square Foot......           $7.91           $7.54          $7.25          $6.94           $6.46

Sun Valley
   Occupancy Rate............             97%             97%            87%            91%             88%
   Rent Per Square Foot......           $7.12           $6.51          $5.81          $5.78           $5.58

Villa Del Rio
   Occupancy Rate............            100%             98%            92%            88%             87%
   Rent Per Square Foot......           $5.46           $4.98          $4.87          $4.49           $4.39

The Village
   Occupancy Rate............            100%            100%            97%            98%             94%
   Rent Per Square Foot......           $7.96           $7.76          $7.52          $7.03           $6.62


Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Due to a  substantial  investment  of  capital  since  1992,  Acacia  Lakes  has increased its rent per square foot by 44% over the last four years. Additionally, the property has maintained higher occupancy rates than the average market rate of 93%. Rental rates at Acacia Lakes are averaging $.62 per square foot, while many competitors are averaging $.66 per square foot.

Gentle Gale is located in Galveston, Texas, where the local economy is dependent upon the University of Texas Medical Branch and tourism. Over the last few years the economy has been sluggish and this has been reflected in the drop in the occupancy rates at the property. Gentle Gale is currently mirroring an average market rate of 88%. Gentle Gale competes with properties that are newer and offer better amenity packages. The property has been upgrading the units and offering rental discounts to remain competitive in the market.

Knollwood finished 1995 just above the average market rate of 95%. The current rental rates per square foot are between $.52 and $.55 for Knollwood's townhouses and one and two bedroom apartments, while the market rate per square foot is between $.52 and $.54. Capital improvements are planned to improve the curb appeal and upgrade the apartments to take advantage of the strong market conditions.

The Park is the largest apartment community in Joplin, Missouri where the market's average occupancy rate is 90%. The local economy is expected to remain stable; however, during 1995, an additional 160 units were built which saturated the apartment market. The new units are entering the marketplace at $.44 per square foot while The Park is averaging $.52 per square foot. To remain competitive in the market, The Park has discounted rents.

Rock Creek is located in a strong rental market where the average occupancy rate is 95% and the rent per square foot averages $.72. Over the past few years the property has been upgrading the interiors of the units as well as improving the outside appearance with landscaping and a renovation of the clubhouse and office. These enhancements allowed the property to remain competitive with rental rates per square foot averaging $.66. An additional 3,300 units are scheduled to be built in the market during 1996. With the growth in employment, the market should absorb these additional units without any adverse effect to the property.

Strong market conditions are beginning to stimulate new developments in the area surrounding Sun Valley. Currently, an additional 3,950 units are under construction with numerous other projects in the planning stages. These new units will have no adverse effect on the property. With the capital improvements made at the property over the last few years, the property has been able to stay competitive with the newer properties. Sun Valley finished 1995 above the market average occupancy rate of 96%.

Villa Del Rio's occupancy rate has increased by 13% since 1991 and finished 1995 above the market average of 94%. The overall occupancy rate for Jacksonville has remained strong. The city experienced its highest level of new construction of apartment communities since 1986. Currently, 3,000 units are under construction with several other apartment communities in the planning stages. These new units will have no adverse effect on the property. Villa Del Rio's advantage over its competitors is design and layout of the property. All units are single story apartments and the property is spread over 25 acres.

The Village finished the year fully leased for the second year in a row. The area economy remains strong; and occupancy rates were at their highest in 5 years. The market rental rate per square foot and the rental rate at The Village is $.66. As a result of the strong economy, 5,500 units were absorbed during 1995. The Village should remain competitive in the marketplace.

ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI,

     Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, See Item 1 - Business - "Southmark Bankruptcy and Change in General Partner."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)  Title of Class                             Number of Record Unit Holders
     --------------                             -----------------------------

     Limited partnership units                  8,674 as of February 16, 1996

(C) No distributions were made to the limited partners during 1995 or 1994, and none are anticipated for 1996. The Partnership accrued distributions of $871,503 and $769,448 for the benefit of the General Partner for the years ended December 31, 1995 and 1994, respectively. Total distributions of $2,449,555 remain unpaid at December 31, 1995. These distributions relate to the contingent portion of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7
     - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will be resumed to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.



Statements of                                               Years Ended December 31,
Operations                              1995           1994            1993           1992           1991
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue.................     $  14,304,055  $  13,313,091  $   12,527,359  $  11,621,595  $  10,906,110
Total revenue..................        14,451,813     13,425,413      12,757,233     11,970,421     11,176,171
Loss on disposition of
 of real estate................                 -              -               -              -     (2,600,856)
Income (loss) before
 extraordinary items...........           307,243       (193,822)     (1,038,150)    (1,316,607)    (5,541,822)
Extraordinary items............                 -              -        (521,380)        86,660      3,984,010
Net income (loss)..............           307,243       (193,822)     (1,559,530)    (1,229,947)    (1,557,812)


Net income (loss)
 per limited
partnership unit:
Income (loss) before
 extraordinary items...........     $        1.83  $       (3.98) $        (6.16) $       (7.81)  $    (33.52)
Extraordinary items............                 -              -           (3.22)           .51         24.33
                                     ------------   ------------   -------------   ------------    ----------
Net income (loss)..............     $        1.83  $       (3.98) $        (9.38) $       (7.30)  $     (9.19)
                                     ============   ============   =============   ============    ==========


                                                            As of December 31,
Balance Sheets                          1995           1994            1993           1992           1991
--------------                      -------------  -------------  --------------  -------------  ------------

Real estate investments, net...     $  27,251,831  $  27,916,213  $   28,103,619  $   28,192,464  $29,330,188
Total assets...................        32,508,764     33,355,998      34,963,327      31,779,500   33,463,444
Mortgage notes payable, net....        39,684,440     40,090,432      40,463,926      33,292,396   33,746,137
Partners' deficit..............       (11,323,378)   (10,759,568)     (9,796,298)     (7,611,239)  (5,942,739)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Woodhill Mall Shopping Center, previously owned by the Partnership, was foreclosed on by the lender during March 1991.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1995, the Partnership owned eight apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

Total Partnership revenues for 1995 increased by $1,026,400 or 8% as compared to 1994. Rental revenue and interest income increased $990,964 or 7% and $63,545 or 75%, respectively. In 1994, the Partnership recognized a gain on involuntary conversion of $28,109 as a result of a fire at Sun Valley in 1993.

Rental revenue for 1995 was $14,304,055 as compared to $13,313,091 for 1994. This increase of $990,964 is due to an increase in the rental rates at seven of the Partnership's eight properties and increases in the occupancy rates at three of the Partnership's properties. Of the three properties that experienced an increase in their occupancy rate, Rock Creek showed the largest increase of 5% from 94% at December 31, 1994 to 99% at December 31, 1995. This increase can be attributed to the capital improvements made at the property over the last two years.

Expenses:

Total Partnership expenses increased by $525,335 or 4% for the year ended December 31, 1995 as compared to 1994.

Depreciation expense increased $142,940 or 6% in 1995 as compared to 1994. This increase is due to capital improvements made at the properties. During 1995, the Partnership made $1,820,043 in capital improvements.

Property taxes decreased $98,679 or 11% in 1995 as compared to 1994. This is due to an decrease in the estimated tax liability at Gentle Gale, Knollwood, Rock Creek, Sun Valley and The Park.

Repairs and maintenance increased by $128,072 or 8% in 1995 as compared to 1994. This increase can be attributed to increases in ground maintenance, exterminating, carpet cleaning and sheet rock repairs. Additionally, carpet replacements, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1994, were in part expensed for 1995.

General and administrative increased $242,009 or 160% in 1995 as compared to 1994. This increase was due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer. See Item 8 - Note 8 - "Legal Proceedings."

General and administrative - affiliates increased $30,441 or 7% in 1995 as compared to 1994. This is due to an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

1994 compared to 1993

Revenue:

Total Partnership revenues for 1994 increased by $668,180 or 5% as compared to 1993. Rental revenue and interest income increased $785,732 or 6% and $32,799 or 64%, respectively. In 1994, the Partnership recognized a gain on involuntary conversion of $28,109 as compared to $178,460 in 1993 as a result of a fire at Sun Valley in 1993.

Rental revenue for 1994 was $13,313,091 as compared to $12,527,359 for 1993. This increase of $785,732 is due to an increase in the rental rates at all of the Partnership's properties and increases in the occupancy rates at three of the Partnership's properties. Of the three properties that experienced an increase in their occupancy rate, Sun Valley showed the largest increase of 10% from 87% at December 31, 1993 to 97% at December 31, 1994. This increase can be attributed to the capital improvements made at the property during 1994 and 1993.

Expenses:

Total Partnership expenses decreased $176,148 or 1% for the year ended December 31, 1994 as compared to 1993.

Interest expense - affiliates decreased by $142,055 in 1994 as compared to 1993. This was due to the repayment of all affiliate advances and mortgage loans during 1994 and 1993.

Depreciation expense increased $261,626 or 13% in 1994 as compared to 1993. This increase is due to additional capital improvements at the properties. During 1994, the Partnership made $2,154,079 in capital improvements.

Expenses for property taxes, personnel, repairs and maintenance, utilities and other property operating expenses increased $28,431 for 1994 as compared to 1993. Personnel expenses increased by $75,171 as a result of hiring additional leasing personnel at Gentle Gale, The Village and Villa Del Rio and maintenance personnel at Acacia Lakes, Knollwood, Rock Creek and Villa Del Rio. Other property operating expenses increased by $40,040 in 1994 as compared to 1993 due to an increase in cleaning and painting at Acacia Lakes and Knollwood. These increases were somewhat offset by a decline in repairs and maintenance of $90,989. This decrease is due to the reduction in the need for interior and exterior repairs due to the significant amount of capital improvements made at the properties during 1994, 1993 and 1992.

Property management fees - affiliates increased by $46,236 or 7% in 1994 as compared to 1993. This increase is due to the increase in the rental receipts at the properties, the basis for computing such fees.

General and administrative expense decreased $173,858 or 53% in 1994 as compared to the same period in 1993. These decreases are due to savings the Partnership achieved through a new tax processing and reporting system and reductions in legal and professional fees.

General and administrative - affiliates decreased $49,344 or 10% due to the elimination of the fixed portion of the MID effective July 1993. This decrease due to the elimination of the fixed portion of the MID was somewhat offset by an increase in reimbursements to affiliates due to fewer partnerships over which the overhead costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership has experienced positive cash flow from operations of $5,967,767 for the three years ended December 31, 1995. During 1993, the Partnership received net cash proceeds of $6,760,884 for the refinancing of Acacia Lakes, Gentle Gale and Villa Del Rio. The Partnership also received insurance proceeds of $305,254 from the 1993 fire at Sun Valley and $50,000 in advances and mortgage notes from affiliates. Over the last three years, the Partnership has used cash to fund $6,063,822 in additions to real estate investments, $1,322,129 in principal payments, $991,326 for additions to deferred borrowing costs, $3,067,817 for the repayment of advances and mortgage notes from affiliates and $567,142 for the payment of the contingent portion of the MID.

The Partnership generated $2,345,896 through operating activities in 1995 as compared to $3,155,585 in 1994. This decrease can be attributed to the increase in the cash paid to affiliates for Partnership administrative expenses which had previously been deferred as well as an increase in the cash paid to suppliers during 1995. These cash changes were somewhat offset by an increase in tenant receipts as a result of the increased rental rates at seven of the Partnership's properties.

The Partnership generated $3,155,585 through operating activities in 1994 as compared to $466,286 in 1993. This increase can be attributed to the increase in cash received from tenants as a result of the increase in rental rates at all of the properties as well as the reduction in the amount paid to suppliers during 1994. Property taxes paid decreased in 1994 as compared to 1993 due to the original escrow deposits required as a result of the 1993 refinancings. Interest paid to affiliates declined in 1994 due to the repayment of the affiliated advances in January 1994.

The Partnership has funded $6,063,822 in additions to real estate investments over the last three years. The expenditures are necessary to allow the
Partnership's aging properties to maintain their appeal to current and prospective tenants.

In 1993, the Partnership received net cash proceeds of $6,760,884 for refinancing the mortgage notes on three of it properties. This enabled the Partnership to repay $2,131,440 in advances and mortgage notes from affiliates in 1993 and $936,377 in advances from affiliates in 1994. The Partnership also paid the General Partner the Contingent MID in 1993 and 1994.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.3 million of capital improvements for 1996, to be funded from property operations and cash reserves.

At December 31, 1995, the Partnership held cash and cash equivalents of $2,030,544. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates resuming MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

During 1996, the Partnership is faced with a mortgage maturity on The Village totaling approximately $2,564,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes due.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has repaid all the advances received from this facility, and there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on August 6, 1996.

Long-term liquidity:

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1995, $15,362, $442,961, and $(57,121), respectively, were allocated to the General Partner. The limited partners received allocations of net income (loss) of $291,881, $(636,783) and $(1,502,409) for the three year period ended December 31, 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $871,053 for the MID has been accrued by the Partnership for the year ended December 31, 1995 for the General Partner.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                     Page
                                                                     Number
                                                                     ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants................           17

   Balance Sheets at December 31, 1995 and 1994............           18

   Statements of Operations for each of the three years
     in the period ended December 31, 1995.................           19

   Statements of Partners' Deficit for each of the
      three years in the period ended December 31, 1995....           20

   Statements of Cash Flows for each of the three years
     in the period ended December 31, 1995.................           21

   Notes to Financial Statements...........................           23

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and
        Accumulated Depreciation...........................           33






















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XI, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XI, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XI, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP



Dallas, Texas
   March 13, 1996

                        McNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                       -----------------------------------
                                                                            1995                 1994
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     5,938,464      $    5,938,464
   Buildings and improvements...............................                58,408,551          56,588,508
                                                                        --------------       -------------
                                                                            64,347,015          62,526,972
   Less:  Accumulated depreciation..........................               (37,095,184)        (34,610,759)
                                                                        --------------       -------------
                                                                            27,251,831          27,916,213

Cash and cash equivalents...................................                 2,030,544           1,932,351
Cash segregated for security deposits.......................                   386,125             363,849
Accounts receivable.........................................                    31,327              24,577
Prepaid expenses and other assets...........................                   276,785             361,909
Escrow deposits.............................................                   904,523             983,972
Deferred borrowing costs, net of accumulated
   amortization of $507,241 and $361,743 at
   December 31, 1995 and 1994, respectively.................                 1,627,629           1,773,127
                                                                        --------------       -------------
                                                                       $    32,508,764      $   33,355,998
                                                                        ==============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    39,684,440      $   40,090,432
Accounts payable............................................                    62,056             112,735
Accrued interest............................................                   302,329             240,267
Accrued expenses............................................                   456,984             318,628
Deferred gain...............................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 2,851,851           2,919,444
Security deposits and deferred rental income................                   407,466             367,044
                                                                        --------------       -------------
                                                                            43,832,142          44,115,566
                                                                        --------------       -------------


Partners' deficit:
   Limited partners - 159,813 and 159,917 limited
     partnership units issued and outstanding at
     December 31, 1995 and 1994, respectively...............                (4,983,492)         (5,275,373)
   General Partner..........................................                (6,339,886)         (5,484,195)
                                                                        --------------       -------------
                                                                           (11,323,378)        (10,759,568)
                                                                        --------------       -------------
                                                                       $    32,508,764      $   33,355,998
                                                                        ==============       =============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   14,304,055     $   13,313,091    $    12,527,359
   Interest................................               147,758             84,213             51,414
   Gain on involuntary conversion..........                     -             28,109            178,460
                                                    -------------      -------------     --------------
     Total revenue.........................            14,451,813         13,425,413         12,757,233
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             3,905,403          3,901,700          4,048,884
   Interest - affiliates...................                     -              3,589            145,644
   Depreciation............................             2,484,425          2,341,485          2,079,859
   Property taxes..........................               799,717            898,396            907,597
   Personnel expenses......................             1,722,218          1,741,104          1,665,933
   Repairs and maintenance.................             1,718,236          1,590,164          1,681,153
   Property management fees -
     affiliates............................               711,435            671,785            625,549
   Utilities...............................             1,044,938          1,003,419            990,009
   Other property operating expenses.......               899,517            881,362            841,322
   General and administrative..............               393,663            151,654            325,512
   General and administrative -
     affiliates............................               465,018            434,577            483,921
                                                    -------------      -------------     --------------
     Total expenses                                    14,144,570         13,619,235         13,795,383
                                                    -------------      -------------     --------------

Income (loss) before extraordinary
   items...................................               307,243           (193,822)        (1,038,150)
Extraordinary loss on
   extinguishment of debt..................                     -                  -           (521,380)
                                                    -------------      -------------     --------------
Net income (loss)..........................        $      307,243     $     (193,822)   $    (1,559,530)
                                                    =============      =============     ==============

Net income (loss) allocable to limited
   partners................................        $      291,881     $     (636,783)   $    (1,502,409)
Net income (loss) allocable to
   General Partner.........................                15,362            442,961            (57,121)
                                                    -------------      -------------     --------------
Net income (loss)..........................        $      307,243     $     (193,822)   $    (1,559,530)
                                                    =============      =============     ==============

Net income (loss) per limited partnership
   unit:
   Income (loss) before extraordinary
     items.................................        $         1.83     $        (3.98)   $        (6.16)
   Extraordinary gain (loss) on
     extinguishment of debt................                     -                  -             (3.22)
                                                    -------------      -------------     -------------
   Net income (loss).......................        $         1.83     $        (3.98)   $        (9.38)
                                                    =============      =============     =============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1995, 1994 and 1993



                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Deficit
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1992..............       $    (4,475,058)        $    (3,136,181)      $    (7,611,239)

Net loss..................................               (57,121)             (1,502,409)           (1,559,530)

Contingent Management Incentive
   Distribution...........................              (625,529)                      -              (625,529)
                                                  --------------          --------------        --------------

Balance at December 31, 1993..............            (5,157,708)             (4,638,590)           (9,796,298)

Net income (loss).........................               442,961                (636,783)             (193,822)

Contingent Management Incentive
   Distribution...........................              (769,448)                      -              (769,448)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (5,484,195)             (5,275,373)          (10,759,568)

Net income................................                15,362                 291,881               307,243

Contingent Management Incentive
   Distribution...........................              (871,053)                      -              (871,053)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............       $    (6,339,886)        $    (4,983,492)      $   (11,323,378)
                                                  ==============          ==============        ==============













                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Years Ended December 31,
                                                   ------------------------------------------------------
                                                         1995               1994               1993
                                                   ---------------    ---------------   -----------------
Cash flows from operating activities:
   Cash received from tenants..............        $   14,298,528     $   13,292,954    $    12,411,792
   Cash paid to suppliers..................            (5,477,026)        (5,037,523)        (5,842,375)
   Cash paid to affiliates.................            (2,115,099)          (667,861)          (901,634)
   Interest received.......................               147,758             84,213             51,414
   Interest paid...........................            (3,676,175)        (3,839,943)        (3,719,734)
   Interest paid to affiliates.............                     -             (3,589)          (520,649)
   Property taxes paid.....................              (832,090)          (672,666)        (1,012,528)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             2,345,896          3,155,585            466,286
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (1,820,043)        (2,154,079)        (2,089,700)
   Insurance proceeds from fire............                     -             28,109            277,145
                                                    -------------      -------------     --------------
Net cash used in investing activities......            (1,820,043)        (2,125,970)        (1,812,555)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Net proceeds from refinancing of
     mortgage notes payable................                     -                  -          6,760,884
   Principal payments on mortgage
     notes payable.........................              (427,660)          (394,008)          (500,461)
   Deferred borrowing costs paid...........                     -           (127,801)          (863,525)
   Reinstatement of mortgage principal
     due to note modification..............                     -                  -            180,287
   Proceeds from mortgage note
     payable - affiliate...................                     -                  -             50,000
   Repayment of mortgage note
     payable - affiliate...................                     -                  -           (200,000)
   Repayment of advances from
     affiliates............................                     -           (936,377)        (1,931,440)
   Contingent Management Incentive
     Distribution..........................                     -           (560,035)            (7,107)
                                                    -------------      -------------     --------------
Net cash provided by (used in)
     financing activities..................              (427,660)        (2,018,221)         3,488,638
                                                    -------------      -------------     --------------
Net increase (decrease) in cash
     and cash equivalents..................                98,193           (988,606)         2,142,369

Cash and cash equivalents at
     beginning of year.....................             1,932,351          2,920,957            778,588
                                                    -------------      -------------     --------------
Cash and cash equivalents at end
     of year...............................        $    2,030,544     $    1,932,351    $     2,920,957
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Notes 6 and 7.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                              For the Years Ended December 31,
                                                     ---------------------------------------------------
                                                         1995               1994               1993
                                                     -----------        -------------     --------------
Net income (loss)..........................        $      307,243     $     (193,822)   $    (1,559,530)
                                                    -------------      -------------     --------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Extraordinary gain on
     extinguishment of debt................                     -                  -            521,380
   Gain on involuntary conversion..........                     -            (28,109)          (178,460)
   Depreciation............................             2,484,425          2,341,485          2,079,859
   Amortization of discounts on
     mortgage notes payable................                21,668             20,514            209,441
   Amortization of deferred borrowing
     costs.................................               145,498            137,072             79,688
   Net interest added to advances
     from affiliates.......................                     -                  -                718
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (22,276)           (25,939)           (38,648)
     Accounts receivable...................                (6,750)             3,889            (12,150)
     Prepaid expenses and other
       assets..............................                85,124             60,668           (203,413)
     Escrow deposits.......................                79,449            422,335            (64,146)
     Accounts payable......................               (50,679)          (112,570)          (210,216)
     Accrued interest......................                62,062            (95,829)          (335,702)
     Accrued expenses......................               138,356            154,930            (44,570)
     Payable to affiliates - General
       Partner.............................              (938,646)           438,501            207,836
     Security deposits and deferred
       rental income.......................                40,422             32,460             14,199
                                                    -------------      -------------     --------------

         Total adjustments.................             2,038,653          3,349,407          2,025,816
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    2,345,896     $    3,155,585    $       466,286
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XI, Ltd. (the "Partnership") was organized June 2, 1980 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated August 6, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and for the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned eight income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1995, 1994 and 1993. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is either negative or immaterial.

                                                                % of Ownership Interest
   Tier Partnership                                        Partnership       General Partner
   ----------------                                        -----------       ---------------
   Limited Partnerships:
Acacia Lakes Fund XI Limited Partnership                      99                       1
Gentle Gale Fund XI Limited Partnership*                     100                       -
Villa Del Rio XI Limited Partnership*                        100                       -
Village Fund XI Associates                                    99                       1

   General Partnerships:
Knollwood XI Associates                                       99                       1
The Park Fund XI Associates                                   99                       1
Sun Valley Fund XI Associates                                 99                       1

* The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 40 years.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on the mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax, and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income of the Partnership for both financial statement and income tax reporting purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership are determined prior to deductions for depreciation:

a) first, deductions for depreciation shall be allocated 5% to the General Partner and 95% to the limited partners;

b) then, net income in an amount equal to the cumulative amount paid to the General Partner for the contingent portion of the Management Incentive Distribution ("MID"), for which no previous income allocations have been made, shall be allocated to the General Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

c) then, any remaining net income shall be allocated to achieve the allocation of 5% to the General Partner and 95% to the limited partners.

The Amended Partnership Agreement provides that net losses, other than that arising from a sale or refinancing, shall be allocated 5% to the General Partner and 95% to the limited partners.

Net losses arising from a sale or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994, and 1993 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a) first, to the General Partner, in an amount equal to the contingent portion of the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1995, 1994 or 1993. The Partnership accrued distributions of $871,503, $769,448 and $625,529 for the benefit of the General Partner for the years ended December 31, 1995, 1994 and 1993, respectively. These distributions are the contingent MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding. Per Unit information has been computed based on 159,813, 159,917 and 160,079 Units outstanding in 1995, 1994 and 1993, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects the calculation and payment of the MID remain the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID, in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value per Unit, as defined. No Units were issued in payment of the MID in 1995, 1994 or 1993.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1995, 1994 or 1993 because the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

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

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1995                1994               1993
                                                   --------------     --------------    ---------------
Property management fees - affiliates......        $      711,435     $      671,785    $       625,549
Interest - affiliates......................                     -              3,589            145,644
Charged to general and
   administrative - affiliates:
   Partnership administration..............               465,018            434,577            401,868
   Fixed MID...............................                     -                  -             82,053
                                                    -------------      -------------     --------------
                                                   $    1,176,453    $     1,109,951    $     1,255,114
                                                    =============      =============     ==============
Charged to General Partner's deficit:
   Contingent MID..........................        $      871,053    $       769,448    $       625,529
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1995 and 1994 consists primarily of reimbursable costs, unpaid property management fees and accrued but unpaid Contingent MID. These payables are due and payable from current operations.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

McNeil Real Estate Fund XI, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes were less than the net assets and liabilities for financial reporting purposes by $62,005 in 1995, $415,728 in 1994, and $371,525 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:


                                                    Buildings and       Accumulated           Net Book
       1995                         Land            Improvements        Depreciation            Value
       ----                    --------------      --------------     ----------------     --------------
Acacia Lakes
   Mesa, AZ                    $    1,953,090      $   12,687,204     $    (8,213,224)     $    6,427,070
Gentle Gale
   Galveston, TX                      450,155           3,577,012          (2,167,312)          1,859,855
Knollwood
   Kansas City, MO                    330,547           6,423,419          (4,298,156)          2,455,810
The Park
   Joplin, MO                         165,329           4,238,254          (3,069,781)          1,333,802
Rock Creek
   Beaverton, OR                    1,365,810           9,663,748          (6,671,446)          4,358,112
Sun Valley
   Charlotte, NC                      562,797           8,204,402          (4,282,305)          4,484,894
Villa Del Rio
   Jacksonville, FL                   636,634           9,261,056          (5,531,458)          4,366,232
The Village
   Gresham, OR                        474,102           4,353,456          (2,861,502)          1,966,056
                                -------------       -------------       -------------       -------------
                               $    5,938,464     $    58,408,551     $   (37,095,184)     $   27,251,831
                                =============       =============       =============       =============


                                                    Buildings and       Accumulated           Net Book
       1994                          Land           Improvements        Depreciation            Value
       ----                    --------------     ---------------     ----------------     --------------
Acacia Lakes                   $    1,953,090     $    12,325,108     $    (7,717,064)     $    6,561,134
Gentle Gale                           450,155           3,476,917          (1,992,803)          1,934,269
Knollwood                             330,547           6,071,771          (4,041,889)          2,360,429
The Park                              165,329           4,133,153          (2,896,491)          1,401,991
Rock Creek                          1,365,810           9,423,597          (6,207,808)          4,581,599
Sun Valley                            562,797           7,899,254          (3,958,479)          4,503,572
Villa Del Rio                         636,634           9,000,503          (5,167,379)          4,469,758
The Village                           474,102           4,258,205          (2,628,846)          2,103,461
                                -------------       -------------       -------------       -------------
                               $    5,938,464     $    56,588,508     $   (34,610,759)     $   27,916,213
                                =============       =============       =============       =============

The Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by real estate investments.

                         Mortgage           Annual       Monthly
                         Lien               Interest     Payments/                       December 31,
Property                 Position (a)       Rates %      Maturity Date (c)          1995              1994
--------                 ------------       -------      -----------------     -------------     ---------------
Acacia Lakes             First                8.700    $   71,069    01/01     $    8,937,249    $     9,003,355
                                                                                -------------     --------------

Gentle Gale              First                8.150        22,327    07/03          2,694,292          2,740,563
                         Discount (b)                                                 (64,784)           (71,678)
                                                                                -------------     --------------
                                                                                    2,629,508          2,668,885
                                                                                -------------     --------------

Knollwood                First                7.750        32,506    05/24          4,472,878          4,514,538
                                                                                -------------     --------------

The Park                 First               10.500        24,021    05/24          2,604,482          2,618,451
                                                                                -------------     --------------

Rock Creek               First               11.875        67,860    02/01          6,224,682          6,295,202
                                                                                -------------     --------------

                         Mortgage           Annual       Monthly
                         Lien               Interest     Payments/                       December 31,
Property                 Position (a)       Rates %      Maturity Date (c)          1995              1994
--------                 ------------       -------      -----------------     -------------     ---------------
Sun Valley               First                7.875        48,384    06/24     $    6,585,644    $     6,645,073
                                                                                -------------     --------------

Villa Del Rio            First                8.150        47,843    07/03          5,773,484          5,872,634
                         Discount (b)                                                (138,822)          (153,596)
                                                                                -------------     ---------------
                                                                                    5,634,662          5,719,038
                                                                                -------------     --------------

The Village              First               10.875        26,219    11/96          2,595,335          2,625,890
                                                                                -------------     --------------
                                                                               $   39,684,440    $    40,090,432
                                                                                =============     ==============

(a)      The debt is non-recourse to the Partnership.

(b)      Discounts are based on an effective interest rate of 8.62%.

(c)      Balloon payments on the mortgage notes are due as follows:

         Property                  Balloon Payment            Date
         --------                  ---------------            ----
        The Village                  $ 2,564,000              11/96
        Acacia Lakes                   8,468,000              01/01
        Rock Creek                     5,704,000              02/01
        Gentle Gale                    2,197,000              07/03
        Villa Del Rio                  4,707,000              07/03


Scheduled principal maturities of the mortgage notes, before consideration of discounts of $203,606, are as follows:


                  1996....................................   $  3,035,587
                  1997....................................        481,222
                  1998....................................        526,120
                  1999....................................        575,334
                  2000....................................        629,296
                  Thereafter..............................     34,640,487
                                                              -----------
                    Total                                    $ 39,888,046
                                                              ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $40,765,000 as of December 31, 1995.

NOTE 6 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On March 15, 1993, 8 units at Sun Valley were destroyed by fire causing $317,100 in damages. The Partnership received $277,145 in insurance reimbursements as of December 31, 1993, to cover the cost to repair Sun Valley. The property received an additional $28,109 in insurance reimbursements in 1994. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a gain on involuntary conversion. The Partnership recorded a gain of $28,109 and $178,460 in 1994 and 1993, respectively.

NOTE 7 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On November 23, 1993, the Partnership refinanced the mortgage note payable on Acacia Lakes. A summary of the proceeds from refinancing is as follows:


         New loan proceeds...........................            $ 9,075,000
         Existing debt retired.......................             (6,340,109)
                                                                  ----------
         Net cash proceeds from refinancing..........            $ 2,734,891
                                                                  ==========

The Partnership deposited $183,751 into property taxes, insurance and replacement escrows and incurred loan costs of $376,292 relating to the refinancing. The Partnership also recognized an extraordinary loss on early extinguishment of debt on Acacia Lakes in the amount of $285,501, which is attributable to the unamortized discount on the retired mortgage.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). This REMIC consists of a pool of properties from various partnerships affiliated with McNeil. Gentle Gale and Villa Del Rio were included in the REMIC. The properties in the REMIC are not collateralized across the partnerships, but are cross-collateralized within the same partnership. The new mortgage loans bear an interest rate of 8.15%, which have been discounted to an effective rate of 8.62%, and mature in July 2003. Following is a summary of the cash proceeds relating to the refinancings:

                                                Gentle Gale           Villa Del Rio           Total
                                               -------------          -------------       -------------

     New loan proceeds....................     $  2,800,000           $  6,000,000        $  8,800,000
     Existing debt retired................       (1,673,558)            (2,754,791)         (4,428,349)
     Mortgage discount....................          (81,363)              (174,352)           (255,715)
     Prepayment penalty...................          (33,472)               (56,471)            (89,943)
                                                -----------            -----------         -----------
     Net cash proceeds from
       refinancing........................     $  1,011,607           $  3,014,386        $  4,025,993
                                                ===========            ===========         ===========

The Partnership deposited $328,157 into separate escrow accounts for property taxes, insurance and replacement reserves and incurred loan costs of $487,233 relating to the refinancings. The Partnership recognized an extraordinary loss on early extinguishment of debt on Gentle Gale in the amount of $179,408, which is attributable to the unamortized discount and prepayment penalty relating to the retired mortgage. The Partnership also recognized an extraordinary loss on early extinguishment of debt on Villa Del Rio in the amount of $56,471, which is attributable to the prepayment penalty relating to the retired mortgage.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unit holders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

On January 8, 1996, 23 units and a laundry facility, totaling 23,347 square feet at Knollwood Apartments were destroyed by fire causing approximately $865,000 in damages. Management believes the insurance reimbursements to cover the cost of repair will exceed the basis of the property damaged by approximately $705,000.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                                                                   Cumulative           Costs
                                                      Initial Cost (b)             Write-down        Capitalized
                          Related (b)                           Buildings and     and Permanent       Subsequent
Description               Encumbrances            Land           Improvements       Impairment      To Acquisition
-----------               ---------------    --------------     -------------     -------------     --------------
APARTMENTS:
Acacia Lakes
   Mesa, AZ               $     8,937,249   $     1,953,090   $    10,784,729    $           -    $    1,902,475

Gentle Gale
   Galveston, TX                2,629,508           450,155         2,925,081          (21,141)          673,072

Knollwood
   Kansas City, MO              4,472,878           330,547         5,122,225                -         1,301,194

The Park
   Joplin, MO                   2,604,482           165,329         3,795,607                -           442,647

Rock Creek
   Beaverton, OR                6,224,682         1,365,810         8,314,604                -         1,349,144

Sun Valley
   Charlotte, NC                6,585,644           562,797         7,056,988                -         1,147,414

Villa Del Rio
   Jacksonville, FL             5,634,662           636,634         7,685,383                -         1,575,673

The Village
   Gresham, OR                  2,595,335           474,102         3,372,567                -           980,889
                           --------------    --------------    --------------     ------------     -------------

                          $    39,684,440   $     5,938,464   $    49,057,184    $     (21,141)   $    9,372,508
                           ==============    ==============    ==============     ============     =============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.











                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                            Gross Amount at
                                     Which Carried at Close of Period           Accumulated
                                                   Buildings and                        Depreciation
Description                        Land            Improvements          Total (a)      and Amortization
-----------                        -----           -------------         ---------      ----------------
APARTMENTS:
Acacia Lakes
   Mesa, AZ                  $     1,953,090    $    12,687,204   $     14,640,294    $   (8,213,224)

Gentle Gale
   Galveston, TX                     450,155          3,577,012          4,027,167        (2,167,312)

Knollwood
   Kansas City, MO                   330,547          6,423,419          6,753,966        (4,298,156)

The Park
   Joplin, MO                        165,329          4,238,254          4,403,583        (3,069,781)

Rock Creek
   Beaverton, OR                   1,365,810          9,663,748         11,029,558        (6,671,446)

Sun Valley
   Charlotte, NC                     562,797          8,204,402          8,767,199        (4,282,305)

Villa Del Rio
   Jacksonville, FL                  636,634          9,261,056          9,897,690        (5,531,458)

The Village
   Gresham, OR                       474,102          4,353,456          4,827,558        (2,861,502)
                              --------------     --------------   ----------------     -------------
                             $     5,938,464    $    58,408,551  $      64,347,015    $  (37,095,184)
                              ==============     ==============   ================     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $72,720,420 and accumulated depreciation was $58,365,830 December 31, 1995.








                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1995



                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Acacia Lakes
   Mesa, AZ                     1980                        05/81                   3-33

Gentle Gale
   Galveston, TX                1980                        05/81                   3-21

Knollwood
   Kansas City, MO              1970                        05/81                   3-29

The Park
   Joplin, MO                   1977                        03/81                   3-35

Rock Creek
   Beaverton, OR                1975                        02/81                   3-30

Sun Valley
   Charlotte, NC                1980                        08/81                   3-40

Villa Del Rio
   Jacksonville, FL             1976                        05/81                   3-40

The Village
   Gresham, OR                  1974                        05/81                   3-30
















                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.

                              Notes to Schedule III

                           Real Estate Investments and
                            Accumulated Depreciation


A  summary  of  activity  for  the  real  estate   investments  and  accumulated
depreciation is as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994               1993
                                                   --------------     --------------    ---------------
Real estate investments:
------------------------
Balance at beginning of year...............        $   62,526,972     $   60,372,893    $    58,471,885

Improvements...............................             1,820,043          2,154,079          2,089,700

Replacements of assets.....................                     -                  -           (188,692)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   64,347,015     $   62,526,972    $    60,372,893
                                                    =============      =============     ==============



Accumulated depreciation:
-------------------------

Balance at beginning of year...............        $   34,610,759     $   32,269,274    $    30,279,422

Depreciation...............................             2,484,425          2,341,485          2,079,859

Replacements of assets.....................                     -                  -            (90,007)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   37,095,184     $   34,610,759    $    32,269,274
                                                    =============      =============     ==============


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------    -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she
                                        founded Ivory & Associates, a commercial real  estate  brokerage   firm  in
                                        San Francisco,  CA. Prior to  that, she  was  a  commercial  real    estate
                                        associate  with the  Madison   Company  and,  earlier,  a commercial  sales
                                        associate and  analyst  with   Marcus  and   Millichap   in  San Francisco.
                                        In   1978,   Mrs.   McNeil   established     Escrow    Training    Centers,
                                        California's first   accredited  commercial  training   program  for  title
                                        company escrow  officers and real estate  agents  needing  college  credits
                                        to qualify for   brokerage  licenses.  She  began in real estate as Manager and Marketing Director of Title  Insurance  and  Trust in Marin County, CA.
                                        Mrs.  McNeil  serves  on  the International  Board of Directors of the Salk
                                        Institute.



                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management portfolio   of  office,    retail,
                                        multi-family and mixed-use land projects representing  $2 billion in  asset value. He was  also  Chief  Operating  Officer, Director and  member of the
                                        Executive Committee of all Duddlesten  affiliates. Mr.  Reed  started  with
                                        the  Duddlesten companies  in 1976 and  served  as  Senior Vice   President
                                        and   Chief   Financial Officer and as Executive  Vice President and  Chief
                                        Operating    Officer   of   Duddlesten   Management  Corporation before his
                                        promotion to President in 1982.  He was   President   and  Chief  Operating
                                        Officer of Duddlesten  Realty  Advisors, Inc.,  which  has been  engaged in
                                        real  estate    acquisitions,   marketing   and   dispositions,  since  its
                                        formation  in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible for Asset Management functions at McREMI,  including property dispositions, commercial  leasing,  real estate finance and portfolio  management.  Prior to joining  McREMI,  Mr. Taylor served as an Executive Vice President for a national  syndication/property  management  company.  Mr.  Taylor  has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's Units, other than High River Limited Partnership, which owns 9,460 Units (approximately 5.9% of the outstanding Units) as of February 29, 1996. The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner, collectively, own 313 Units which represent less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of
(i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined. For the year ended December 31, 1995, the Partnership accrued for the General Partner Contingent MID in the amount of $871,053.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The  Partnership  pays property  management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services. Effective February 14, 1991, the Partnership began reimbursing McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued for McREMI $1,176,453 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying index to financial statements at Item 8.


(A)        Exhibits

           Exhibit
           Number                           Description
           -------                          -----------

           3.                               Limited     Partnership    Agreement
                                            (Incorporated by  reference  to  the
                                            Annual  Report on Form 10-K for  the
                                            fiscal   year  ended   September 30,
                                            1987).

           3.1                              Amended    and    Restated   Limited
                                            Partnership      Agreement,    dated
                                            August    6, 1991  (Incorporated  by
                                            reference   to the Quarterly  Report
                                            on Form   10-Q for the quarter ended
                                            June 30, 1991).

           3.2                              Amendment  No. 1 to the Amended  and
                                            Restated  Partnership  Agreement  of
                                            McNeil Real   Estate  Fund XI, Ltd.,
                                            dated March 28, 1994. (2)

           3.3                              Amendment  No. 2 to the  Amended and
                                            Restated  Partnership   Agreement of
                                            McNeil Real Estate  Fund   XI, Ltd.,
                                            dated March 28, 1994. (2)

           10.1                             Deed of Trust Note,  dated  April 5,
                                            1989,  between  Knollwood    Fund XI
                                            Associates and American   Mortgages,
                                            Inc. (1)

           10.2                             Deed of Trust  Note,  dated   May 5,
                                            1989,  between  Sun  Valley  Fund XI
                                            Associates and American   Mortgages,
                                            Inc. (1)

           10.3                             Termination  Agreement,  dated as of
                                            August 6, 1991,  between   The  Park
                                            Fund    XI Associates  and    McNeil
                                            Partners,  L.P.  regarding    McNeil
                                            Real Estate Fund XI, Ltd. (1)

           10.4                             Termination  Agreement,  dated as of
                                            August 6, 1991  between   Sun Valley
                                            Fund XI Associates and   McNeil Real
                                            Estate Management, Inc. (1)


(A)        Exhibits

           Exhibit
           Number                           Description
           -------                          -----------
           10.6                             Termination  Agreement,  dated as of
                                            August 6,   1991,  between Knollwood
                                            Fund XI   Associates and McNeil Real
                                            Estate Management, Inc. (1)

           10.6                             Termination  Agreement,  dated as of
                                            August 6,  1991     among  Southmark
                                            Management   Corporation,  Southmark
                                            Commercial    Management    Company,
                                            McNeil   Real   Estate Fund XI, Ltd.
                                            and McNeil Real Estate Fund XI, Ltd.
                                            and McNeil   Real Estate Management,
                                            Inc. (1)

           10.7                             Property    Management    Agreement,
                                            dated as of August 6, 1991,  between
                                            McNeil   Real Estate  Fund XI,  Ltd.
                                            and McNeil  Real Estate  Management,
                                            Inc. (1)

           10.8                             Property    Management    Agreement,
                                            dated as of August 6, 1991,  between
                                            Knollwood   Fund   XI Associates and
                                            McNeil Real Estate  Management,
                                            Inc. (1)

           10.9                             Property Management Agreement, dated
                                            as of August 6,  1991,  between  Sun
                                            Valley Fund XI Associates and McNeil
                                            Real Estate Management, Inc.
                                            (1)

           10.10                            Property    Management    Agreement,
                                            dated as of August 6,   1991 between
                                            The Park Fund   XI   Associates  and
                                            McNeil Real Estate Management,
                                            Inc. (1)

           10.11                            Revolving  Credit    Agreement dated
                                            August 6, 1991,  between McNeil Real
                                            Estate    Fund XI,   Ltd. and McNeil
                                            Partners, L.P. (1)


(A)        Exhibits

           Exhibit
           Number                           Description
           -------                          -----------
           10.12                            Amendment  of   Property  Management
                                            Agreement,  dated    March 5,  1993,
                                            between  McNeil  Real  Estate  Fund
                                            XI,  Ltd.  and  McNeil  Real  Estate
                                            Management,  Inc.   (Incorporated by
                                            reference,  to the Annual  Report of
                                            McNeil Real Estate Fund   XI,   Ltd.
                                           (File No.  0-9783),  on Form 10-K for
                                            the period ended December 31, 1992)

           10.13                            Loan  Agreement  dated    June   24,
                                            1993,   between  Lexington  Mortgage
                                            Company and McNeil Real Estate Fund
                                            XI, Ltd. (2)

           10.14                            Master    Property        Management
                                            Agreement,  dated  as of   June  24,
                                            1993, between  McNeil Real    Estate
                                            Management,  Inc.  and   McNeil Real
                                            Estate Fund XI, Ltd. (2)

           10.15                            Multifamily  Note,  dated   November
                                            1, 1993 between Value Line  Mortgage
                                            Corporation and Acacia Lakes Fund XI
                                            Limited Partnership. (2)

           10.16                            Modification  of Deed of Trust Note,
                                            dated  December   15, 1993,  between
                                            American   Mortgages,    Inc.    and
                                            Knollwood Fund XI Associates. (2)

           10.17                            Modification  of Deed of Trust Note,
                                            dated December 20,  1993,    between
                                            American    Mortgages,  Inc. and Sun
                                            Valley Fund XI Associates. (2)

           10.18                            Deed   of Trust Note, dated April 5,
                                            1989,   between   The   Park Fund XI
                                            Associates   and American Mortgages,
                                            Inc. (3)

           10.19                            Installment   Note,  dated  December
                                            28,  1990,   between   The  State of
                                            Oregon Public  Employees' Retirement
                                            Fund and McNeil   Real   Estate Fund
                                            XI, Ltd. (3)

           10.20                            Promissory    Note,  dated  November
                                            25,  1991,  between  Village Fund XI
                                            Associates Limited  Partnership  and
                                            Sun     Life  Insurance  Company  of
                                            America. (3)


(A)        Exhibits

           Exhibit
           Number                           Description
           -------                          -----------
           11.                              Statement    regarding   computation
                                            of Net  Income  (Loss)  per  limited
                                            partnership unit (see  Note   1   to
                                            Financial Statements).

           22.                              List    of    subsidiaries    of the
                                            Partnership. (2)

                           (1)              Incorporated  by   reference  to the
                                            Annual  Report of McNeil Real Estate
                                            Fund XI,  Ltd.  (File No.  0-9783),
                                            on Form 10-K for the   period  ended
                                            December  31,    1991,   as    filed
                                            with  the  Securities  and  Exchange
                                            Commission on March 29, 1992.

                           (2)              Incorporated   by  reference  to the
                                            Annual  Report of McNeil Real Estate
                                            Fund XI,  Ltd.  (File  No.  0-9783),
                                            on Form 10-K for   the period  ended
                                            December  31,  1993, as  filed  with
                                            the   Securities     and    Exchange
                                            Commission on March 30, 1994.

                           (3)              Incorporated   by  reference  to the
                                            Annual  Report of McNeil Real Estate
                                            Fund XI,  Ltd.  (File  No.  0-9783),
                                            on Form 10-K for   the period  ended
                                            December  31,  1994, as  filed  with
                                            the   Securities     and    Exchange
                                            Commission on March 30, 1995.

           27.                              Financial Data Schedule for the year
                                            ended December 31, 1995.


(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XI, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL REAL ESTATE FUND XI, LTD.


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



March 29, 1996                                     By:  /s/  Robert A. McNeil
--------------                                         --------------------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                     By:  /s/  Donald K. Reed
--------------                                         --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Ron K. Taylor
--------------                                         --------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Brandon K. Flaming
--------------                                         --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.

