Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1996-05-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended            March 31, 1996
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9783




                        MCNEIL REAL ESTATE FUND XI, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         California                                       94-2669577
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code   (214) 448-5800
                                                  ------------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XI, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS

                                                                          March 31,          December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,938,464      $    5,938,464
   Buildings and improvements...............................                58,714,003          58,408,551
                                                                        --------------       -------------
                                                                            64,652,467          64,347,015
   Less:  Accumulated depreciation..........................               (37,750,897)        (37,095,184)
                                                                        --------------       -------------
                                                                            26,901,570          27,251,831

Cash and cash equivalents...................................                 2,302,067           2,030,544
Cash segregated for security deposits.......................                   362,617             386,125
Accounts receivable.........................................                   185,158              31,327
Prepaid expenses and other assets...........................                   151,537             276,785
Escrow deposits.............................................                 1,132,794             904,523
Deferred borrowing costs (net of accumulated
   amortization of $545,472 and $507,241 at
   March 31, 1996 and December 31, 1995,
   respectively)............................................                 1,589,398           1,627,629
                                                                        --------------       -------------
                                                                       $    32,625,141      $   32,508,764
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    39,570,372      $   39,684,440
Accounts payable............................................                   101,871              62,056
Accrued interest............................................                   301,463             302,329
Accrued property taxes......................................                   210,687             100,959
Accrued expenses............................................                   224,422             356,025
Deferred gain - storm damage................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 3,105,474           2,851,851
Security deposits and deferred rental revenue...............                   428,383             407,466
                                                                        --------------       -------------
                                                                            44,009,688          43,832,142
                                                                        --------------       -------------

Partners' deficit:
   Limited partners - 159,813 limited partnership
     units authorized and outstanding at March 31,
     1996 and December 31, 1995.............................                (4,846,290)         (4,983,492)
   General Partner..........................................                (6,538,257)         (6,339,886)
                                                                        --------------       -------------
                                                                           (11,384,547)        (11,323,378)
                                                                        --------------       -------------
                                                                       $    32,625,141      $   32,508,764
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------     --------------
Revenue:
   Rental revenue...................................                       $    3,668,760     $    3,489,989
   Interest.........................................                               26,962             31,101
                                                                            -------------      -------------
     Total revenue..................................                            3,695,722          3,521,090
                                                                            -------------      -------------

Expenses:
   Interest.........................................                              961,166            946,754
   Depreciation.....................................                              655,713            598,257
   Property taxes...................................                              224,661            240,570
   Personnel expenses...............................                              486,012            504,772
   Utilities........................................                              269,935            233,537
   Repair and maintenance...........................                              432,483            399,274
   Property management fees - affiliates............                              182,174            176,227
   Other property operating expenses................                              191,612            207,464
   General and administrative.......................                               50,217             34,294
   General and administrative - affiliates..........                               97,326            116,582
                                                                            -------------      -------------
     Total expenses.................................                            3,551,299          3,457,731
                                                                            -------------      -------------

Net income..........................................                       $      144,423     $       63,359
                                                                            =============      =============

Net income allocable to limited partners............                       $      137,202     $       60,191
Net income allocable to General Partner.............                                7,221              3,168
                                                                            -------------      -------------
Net income..........................................                       $      144,423     $       63,359
                                                                            =============      =============

Net income per limited partnership unit.............                       $          .86     $          .38
                                                                            =============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------        ----------------       ---------------

Balance at December 31, 1994..............       $   (5,484,195)         $    (5,275,373)       $  (10,759,568)

Net income................................                3,168                   60,191                63,359

Management Incentive Distribution.........             (201,812)                       -              (201,812)
                                                  -------------           --------------         -------------

Balance at March 31, 1995.................       $   (5,682,839)         $    (5,215,182)       $  (10,898,021)
                                                  =============           ==============         =============


Balance at December 31, 1995..............       $   (6,339,886)         $    (4,983,492)       $  (11,323,378)

Net income................................                7,221                  137,202               144,423

Management Incentive Distribution.........             (205,592)                       -              (205,592)
                                                  -------------           --------------         -------------

Balance at March 31, 1996.................       $   (6,538,257)         $    (4,846,290)       $  (11,384,547)
                                                  =============          ===============         =============




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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Three Months Ended
                                                                                   March 31,
                                                                -------------------------------------------
                                                                        1996                    1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,664,498        $      3,522,186
   Cash paid to suppliers............................                   (1,542,028)             (1,084,546)
   Cash paid to affiliates...........................                     (231,469)               (362,317)
   Interest received.................................                       26,962                  31,101
   Interest paid.....................................                     (918,084)               (840,434)
   Property taxes paid...............................                     (303,119)               (336,630)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      696,760                 929,360
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (305,452)               (336,795)
                                                                 -----------------          --------------

Net cash used in financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (119,785)               (120,005)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      271,523                 472,560

Cash and cash equivalents at beginning of
   period............................................                    2,030,544               1,932,351
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,302,067         $     2,404,911
                                                                 =================          ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------         ---------------
Net income...........................................             $        144,423         $        63,359
                                                                   ---------------          --------------

Adjustments  to  reconcile   net  income  to net
   cash  provided  by  operating activities:
   Depreciation......................................                      655,713                 598,257
   Amortization of discounts on mortgage
     notes payable...................................                        5,717                   5,417
   Amortization of deferred borrowing costs..........                       38,231                  36,375
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       23,508                  16,270
     Accounts receivable.............................                     (153,831)                   (986)
     Prepaid expenses and other assets...............                      125,248                 175,855
     Escrow deposits.................................                     (228,271)               (126,427)
     Accounts payable................................                       39,815                  42,838
     Accrued interest................................                         (866)                 64,528
     Accrued property taxes..........................                      109,728                 114,353
     Accrued expenses................................                     (131,603)                 (2,640)
     Payable to affiliates - General Partner.........                       48,031                 (69,508)
     Security deposits and deferred rental
       revenue.......................................                       20,917                  11,669
                                                                   ---------------          --------------
       Total adjustments.............................                      552,337                 866,001
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        696,760         $       929,360
                                                                   ===============          ==============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XI, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------         ---------------
Property management fees - affiliates................             $        182,174         $       176,227
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       97,326                 116,582
                                                                   ---------------          --------------
                                                                  $        279,500         $       292,809
                                                                   ===============          ==============

Charged to General Partner's deficit:
   MID...............................................             $        205,592         $       201,812
                                                                   ===============          ==============

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At March 31, 1996, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues increased by $174,632 or 5% for the three months ended March 31, 1996. Rental revenue increased $178,862 or 5%.

Rental revenue for the first three months of 1996 was $3,668,760, as compared to $3,489,989 for the same period in 1995. The increase in rental revenue for the three months ended March 31, 1996 is due to an increase in the rental rates at seven of the Partnership's properties.

Expenses:

Total Partnership expenses increased by $93,568 or 3% for the period ending March 31, 1996 as compared to the period ending March 31, 1995.

Depreciation expense for the three months ended March 31, 1996 increased by $57,546 or 10%. The increase is due to capital improvements made at the properties. During 1996, the Partnership has made $305,452 in capital improvements.

Property taxes decreased $15,909 or 7% for the three months ended March 31, 1996. This is due to an decrease in the estimated tax liability at Knollwood, The Park, and The Village.

Utilities increased $36,398 or 16% for the three months ended March 31, 1996 due to an increase in water rates charged by local utility providers at Rock Creek and Villa Del Rio.

Repairs and maintenance increased by $33,209 or 8% for the three months ended March 31, 1996. This increase can be attributed to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

General and administrative increased $15,923 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was due to costs incurred by the Partnership to defend class action litigation.

General and administrative - affiliates for the three months ended March 31, 1996 decreased by $19,256 or 17% due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $696,760 through operating activities for the period ending March 31, 1996 as compared to $929,360 for the same period in 1995. This decrease of $232,600 can be attributed to the increase in the cash paid to suppliers and interest paid.

The Partnership funded $305,452 in additions to real estate investments for the three months ending March 31, 1996. All of the Partnership's properties continued capital improvements projects to enhance the value of the properties so they can remain competitive in the market.

There was a net use of cash from financing activities of $119,785 for the three months ended March 31, 1996.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $2,302,067. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates resuming MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted $1.3 million in capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

During 1996, the Partnership is faced with a mortgage maturity on The Village totaling approximately $2,564,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes due.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has repaid all the advances received from this facility, and there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on August 6, 1996.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1996 and 1995, $7,221 and $3,168, respectively, were allocated to the General Partner. The limited partners received allocations of net income of $137,202, and $60,191 for the three months ended March 31, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $205,592 for the MID has been accrued by the Partnership for the three month period ending March 31, 1996 for the General Partner.

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

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 159,813 limited partnership units outstanding in 1996 and 1995, respectively.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended March 31, 1996.

(b)      Reports on Form 8-K.   There  were  no reports on Form 8-K filed during
         the quarter ended March 31, 1996.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XI, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



May 14, 1996                        By: /s/ Donald K. Reed
- -------------------                     ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



May 14, 1996                        By: /s/ Ron K. Taylor
- -------------------                     ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                         McNeil Investors, Inc.



May 14, 1996                        By: /s/ Brandon K. Flaming
- -------------------                     ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.