Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1996-08-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended             June 30, 1996
                         -------------------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,938,464      $    5,938,464
   Buildings and improvements...............................                59,316,218          58,408,551
                                                                        --------------       -------------
                                                                            65,254,682          64,347,015
   Less:  Accumulated depreciation..........................               (38,343,937)        (37,095,184)
                                                                        --------------       -------------
                                                                            26,910,745          27,251,831

Cash and cash equivalents...................................                 2,686,044           2,030,544
Cash segregated for security deposits.......................                   380,968             386,125
Accounts receivable.........................................                   186,439              31,327
Prepaid expenses and other assets...........................                   132,429             276,785
Escrow deposits.............................................                 1,145,021             904,523
Deferred borrowing costs (net of accumulated
   amortization of $570,915 and $507,241 at
   June 30, 1996 and December 31, 1995,
   respectively)............................................                 1,563,955           1,627,629
                                                                        --------------       -------------
                                                                       $    33,005,601      $   32,508,764
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------
Mortgage notes payable, net.................................           $    39,456,796      $   39,684,440
Accounts payable............................................                   111,875              62,056
Accrued interest............................................                   300,488             302,329
Accrued property taxes......................................                   401,781             100,959
Accrued expenses............................................                   277,498             356,025
Deferred gain - storm damage................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 3,331,997           2,851,851
Security deposits and deferred rental revenue...............                   436,092             407,466
                                                                        --------------       -------------
                                                                            44,383,543          43,832,142
                                                                        --------------       -------------

Partners' deficit:
   Limited partners - 159,813 limited partnership
     units authorized and outstanding at June 30,
     1996 and December 31, 1995.............................                (4,615,747)         (4,983,492)
   General Partner..........................................                (6,762,195)         (6,339,886)
                                                                        --------------       -------------
                                                                           (11,377,942)        (11,323,378)
                                                                        --------------       -------------
                                                                       $    33,005,601      $   32,508,764
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rent revenue..................     $    3,660,607     $    3,523,916    $    7,329,367     $    7,013,905
   Interest......................             31,667             35,415            58,629             66,516
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,692,274          3,559,331         7,387,996          7,080,421
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            948,783          1,007,043         1,909,949          1,953,797
   Depreciation..................            593,040            616,517         1,248,753          1,214,774
   Property taxes................            214,521            240,570           439,182            481,140
   Personnel expenses............            395,593            397,093           881,605            901,865
   Utilities.....................            246,637            256,607           516,572            490,144
   Repair and maintenance........            542,460            502,306           974,943            901,580
   Property management
     fees - affiliates...........            182,218            175,692           364,392            351,919
   Other property operating
     expenses....................            198,146            237,334           389,758            444,798
   General and administrative....             31,674             20,800            81,891             55,094
   General and administrative -
     affiliates..................             96,525            155,214           193,851            271,796
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,449,597          3,609,176         7,000,896          7,066,907
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      242,677     $      (49,845)   $      387,100     $       13,514
                                       =============      =============     =============      =============

Net income (loss) allocable to
   limited partners..............     $      230,543     $      (47,353)   $      367,745     $       12,838
Net income (loss) allocable
   to General Partner............             12,134             (2,492)           19,355                676
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      242,677     $      (49,845)   $      387,100     $       13,514
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         1.44     $         (.30)   $         2.30     $          .08
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1994..............       $   (5,484,195)         $   (5,275,373)       $  (10,759,568)

Net income................................                  676                  12,838                13,514

Management Incentive Distribution.........             (406,451)                      -              (406,451)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $   (5,889,970)         $   (5,262,535)       $  (11,152,505)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (6,339,886)         $   (4,983,492)       $  (11,323,378)

Net income................................               19,355                 367,745               387,100

Management Incentive Distribution.........             (441,664)                      -              (441,664)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (6,762,195)         $   (4,615,747)       $  (11,377,942)
                                                  =============           =============         =============







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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Six Months Ended
                                                                                    June 30,
                                                                -------------------------------------------
                                                                       1996                       1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        7,375,490         $     7,056,377
   Cash paid to suppliers............................                   (2,789,291)             (2,468,728)
   Cash paid to affiliates...........................                     (519,761)               (571,728)
   Interest received.................................                       58,629                  66,516
   Interest paid.....................................                   (1,838,588)             (1,806,492)
   Property taxes paid...............................                     (486,140)               (510,558)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,800,339               1,765,387
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (907,667)               (835,356)
                                                                 -----------------          --------------

Net cash used in financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (237,172)               (206,076)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      655,500                 723,955

Cash and cash equivalents at beginning of
   period............................................                    2,030,544               1,932,351
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,686,044         $     2,656,306
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                              Six Months Ended
                                                                                   June 30,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Net income...........................................             $        387,100         $        13,514
                                                                   ---------------          --------------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation......................................                    1,248,753               1,214,774
   Amortization of discounts on mortgage
     notes payable...................................                        9,528                  10,834
   Amortization of deferred borrowing costs..........                       63,674                  72,749
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        5,157                  15,312
     Accounts receivable.............................                     (155,112)                  8,527
     Prepaid expenses and other assets...............                      144,356                 190,951
     Escrow deposits.................................                     (240,498)               (169,741)
     Accounts payable................................                       49,819                   7,614
     Accrued interest................................                       (1,841)                 63,722
     Accrued property taxes..........................                      300,822                 306,954
     Accrued expenses................................                      (78,527)                (43,510)
     Payable to affiliates - General Partner.........                       38,482                  51,987
     Security deposits and deferred rental
       revenue.......................................                       28,626                  21,700
                                                                   ---------------          --------------
       Total adjustments.............................                    1,413,239               1,751,873
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,800,339         $     1,765,387
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                          1996          1995
                                                       ----------    ---------

Property management fees - affiliates...........       $  364,392    $ 351,919
Charged to general and administrative -
   affiliates:
   Partnership administration...................          193,851      271,796
                                                        ---------     --------
                                                       $  558,243    $ 623,715
                                                        =========     ========

Charged to General Partner's deficit:
   MID..........................................       $  441,664    $ 406,451
                                                        =========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1996, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Partnership revenues increased by $307,575 or 4% for the period ended June 30, 1996, as compared to the same period last year. Rental revenue increased $315,462 and $136,691 or 4% for the six and three months ended June 30, 1996, respectively, while interest income decreased by $7,887 or 12% and $3,748 or 11%, respectively, for the same six and three month periods.

Rental revenue for the first six months of 1996 was $7,329,367 as compared to $7,013,905 for the same period in 1995. The increase in rental revenue is due to an increase in the rental rates at six of the Partnership's properties.

Interest income for the first six months of 1996 decreased due to smaller average cash balances invested in interest-bearing accounts.

Expenses:

Total Partnership expenses decreased by $66,011 or 1% for the period ending June 30, 1996 as compared to the same period in 1995. Decreases in property taxes, other operating expenses, and general and administrative affiliates were offset by increases in repairs and maintenance and general and administrative expenses.

Property tax expense for the six and three months ended June 30, 1996 decreased by $41,958 or 9% and $26,049 or 11%, respectively, compared to the same periods in 1995. This is due to decreases in the estimated tax liabilities at Knollwood, The Park, and The Village.

Repairs and maintenance expense for the six and three months ended June 30, 1996, increased by $73,363 and $40,154, respectively, or 8% compared to the same periods in 1995. This increase can be attributed to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

Other property operating expense for the six and three months ended June 30, 1996 decreased by $55,040 or 12% and $39,188 or 17%, respectively. This decrease is primarily due to a decrease in hazard insurance, with additional decreases in training and seminars and bad debts in 1996.

General and administrative expenses increased $26,797 or 49% and $10,874 or 52% for the six and three months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase is due to costs incurred, by the Partnership, to defend class action litigation.

General and administrative - affiliates expenses decreased $77,945 or 29% and $58,689 or 38% for the six and three months ended June 30, 1996, respectively, as compared to the same periods last year. This decrease is due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $1,800,339 through operating activities for the period ending June 30, 1996 as compared to $1,765,387 for the same period in 1995. This increase can be attributed to the decrease in cash paid to affiliates and property taxes paid.

The Partnership funded $907,667 in additions to real estate investments for the six months ending June 30, 1996. All of the Partnership's properties continued capital improvements projects to enhance the value of the properties so they can remain competitive in the market.

Financing activities included principal payments on mortgage notes of $237,172, in 1996, as compared to $206,076 in 1995.

Short-term liquidity:

At June 30, 1996, the Partnership held cash and cash equivalents of $2,686,044. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates resuming MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted $1.3 million in capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

During 1996, the Partnership is faced with a mortgage maturity on The Village totaling approximately $2,564,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes due.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership has repaid all the advances received from this facility, and there is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings. This commitment will terminate on August 6, 1996.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1996 and 1995, $19,355 and $676, respectively, were allocated to the General Partner. The limited partners received allocations of net income of $367,745 and $12,838 for the six months ended June 30, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $441,664 for the MID has been accrued by the Partnership for the six month period ending June 30, 1996 for the General Partner.


                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XI, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



August  14, 1996                   By:  /s/  Donald K. Reed
- ----------------------                 ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



August  14, 1996                   By:  /s/  Ron K. Taylor
- ----------------------                  ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                         McNeil Investors, Inc.



August 14, 1996                    By:  /s/  Brandon K. Flaming
- -----------------------                 ----------------------------------------
Date                                      Brandon K. Flaming
                                          Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.