Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1996-11-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended               September 30, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9783
                            -------


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



              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
                (Address of principal executive offices)    (Zip code)



Registrant's telephone number, including area code      (972) 448-5800
                                                  ------------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XI, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
-------
Real estate investments:
   Land.....................................................           $     4,572,654      $    5,938,464
   Buildings and improvements...............................                48,473,140          58,408,551
                                                                        --------------       -------------
                                                                            53,045,794          64,347,015
   Less:  Accumulated depreciation..........................               (31,974,197)        (37,095,184)
                                                                        --------------       -------------
                                                                            21,071,597          27,251,831

Asset held for sale.........................................                 5,528,732                   -

Cash and cash equivalents...................................                 2,451,606           2,030,544
Cash segregated for security deposits.......................                   396,743             386,125
Accounts receivable.........................................                   264,200              31,327
Prepaid expenses and other assets...........................                   141,049             276,785
Escrow deposits.............................................                 1,282,182             904,523
Deferred borrowing costs (net of accumulated
   amortization of $556,299 and $507,241 at
   September 30, 1996 and December 31, 1995,
   respectively)............................................                 1,537,765           1,627,629
                                                                        --------------       -------------
                                                                       $    32,673,874      $   32,508,764
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    39,340,615      $   39,684,440
Accounts payable............................................                    15,966              62,056
Accrued interest............................................                   299,610             302,329
Accrued property taxes......................................                   551,187             100,959
Accrued expenses............................................                   312,490             356,025
Deferred gain - storm damage................................                    67,016              67,016
Payable to affiliates - General Partner.....................                 3,036,529           2,851,851
Security deposits and deferred rental revenue...............                   442,182             407,466
                                                                        --------------       -------------
                                                                            44,065,595          43,832,142
                                                                        --------------       -------------

Partners' deficit:
   Limited partners - 159,813 limited partnership units
     authorized and outstanding at September 30,
     1996 and December 31, 1995.............................                (4,465,137)         (4,983,492)
   General Partner..........................................                (6,926,584)         (6,339,886)
                                                                        --------------       -------------
                                                                           (11,391,721)        (11,323,378)
                                                                        --------------       -------------
                                                                       $    32,673,874      $   32,508,764
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                    Nine Months Ended
                                                  June 30,                            September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rent revenue..................     $    3,728,509     $    3,612,685    $   11,057,876     $   10,626,590
   Interest......................             39,102             34,841            97,731            101,357
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,767,611          3,647,526        11,155,607         10,727,947
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            947,022            968,784         2,856,971          2,922,581
   Depreciation..................            612,367            628,271         1,861,120          1,843,045
   Property taxes................            216,796            240,570           655,978            721,710
   Personnel expenses............            439,231            434,980         1,320,836          1,336,845
   Utilities.....................            301,626            292,631           818,198            782,775
   Repair and maintenance........            514,782            456,882         1,489,725          1,358,462
   Property management
     fees - affiliates...........            184,227            179,532           548,619            531,451
   Other property operating
     expenses....................            199,279            237,267           589,037            682,065
   General and administrative....             81,059            261,894           162,950            316,988
   General and administrative -
     affiliates..................             75,804            113,309           269,655            385,105
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,572,193          3,814,120        10,573,089         10,881,027
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      195,418     $     (166,594)   $      582,518     $     (153,080)
                                       =============      =============     =============      =============

Net income (loss) allocable to
   limited partners..............     $       68,817     $     (158,264)   $      518,355     $     (145,426)
Net income (loss) allocable
   to General Partner............            126,601             (8,330)           64,163             (7,654)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      195,418     $     (166,594)   $      582,518     $     (153,080)
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $          .43     $         (.99)   $         3.24     $         (.91)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995

                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $   (5,484,195)         $   (5,275,373)       $  (10,759,568)

Net loss..................................               (7,654)               (145,426)             (153,080)

Management Incentive Distribution.........             (614,890)                      -              (614,890)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $   (6,106,739)         $   (5,420,799)       $  (11,527,538)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $   (6,339,886)         $   (4,983,492)       $  (11,323,378)

Net income................................               64,163                 518,355               582,518

Management Incentive Distribution.........             (650,861)                      -              (650,861)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (6,926,584)         $   (4,465,137)       $  (11,391,721)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Nine Months Ended
                                                                                September 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $       10,941,390         $    10,662,495
   Cash paid to suppliers............................                   (4,324,633)             (3,928,592)
   Cash paid to affiliates...........................                   (1,127,238)             (1,854,398)
   Interest received.................................                       97,731                 101,357
   Interest paid.....................................                   (2,756,487)             (2,734,299)
   Property taxes paid...............................                     (685,700)               (735,411)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    2,145,063               1,511,152
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                   (1,209,618)             (1,180,072)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (357,164)               (315,620)
   Management Incentive Distribution.................                     (157,219)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                     (514,383)               (315,620)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                      421,062                  15,460

Cash and cash equivalents at beginning of
   period............................................                    2,030,544               1,932,351
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,451,606         $     1,947,811
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1996                    1995
                                                                  ----------------        -----------------
Net income (loss)....................................             $        582,518        $       (153,080)
                                                                   ---------------         ----------------

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation......................................                    1,861,120               1,843,045
   Amortization of discounts on mortgage
     notes payable...................................                       13,339                  16,251
   Amortization of deferred borrowing costs..........                       89,864                 109,124
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (10,618)                 (4,473)
     Accounts receivable.............................                     (232,873)                  2,019
     Prepaid expenses and other assets...............                      135,736                 201,407
     Escrow deposits.................................                     (377,659)               (429,489)
     Accounts payable................................                      (46,090)                 (1,868)
     Accrued interest................................                       (2,719)                 62,907
     Accrued property taxes..........................                      450,228                 547,371
     Accrued expenses................................                      (43,535)                207,482
     Payable to affiliates - General Partner.........                     (308,964)               (937,842)
     Security deposits and deferred rental
       revenue.......................................                       34,716                  48,298
                                                                   ---------------          --------------
       Total adjustments.............................                    1,562,545               1,664,232
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      2,145,063         $     1,511,152
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

                               September 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in limited partnership units ("Units") will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------         ---------------

Property management fees - affiliates................             $        548,619         $       531,451
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      269,655                 385,105
                                                                   ---------------          --------------
                                                                  $        818,274         $       916,556
                                                                   ===============          ==============

Charged to General Partner's deficit:
   MID...............................................             $        650,861         $       614,890
                                                                   ===============          ==============

NOTE 4.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Rock Creek is currently classified as an asset held for sale, no depreciation will be recognized effective October 1, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1996, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $427,660 or 4% for the period ended September 30, 1996, as compared to the same period last year. Rental revenue increased $431,286 and $115,824 or 4% and 3% for the nine and three months ended September 30, 1996, respectively. Interest income decreased by $3,626 or 4% for the period ended September 30, 1996.

Rental revenue for the first nine months of 1996 was $11,057,876 as compared to $10,626,590 for the same period in 1995. The increase in rental revenue is due to an increase in the rental rates at all of the Partnership's properties.

Expenses:

Total Partnership expenses decreased by $307,938 or 3% for the period ending September 30, 1996 as compared to the same period in 1995. Decreases in property taxes, other operating expenses, and general and administrative affiliates were offset by increases in repairs and maintenance.

Property tax expense for the nine and three months ended September 30, 1996 decreased by $65,732 or 9% and $23,774 or 10%, respectively, compared to the same periods in 1995. This is due to decreases in the estimated tax liabilities at Knollwood, The Park, and The Village.

Repairs and maintenance expense for the nine and three months ended September 30, 1996, increased by $131,263 or 10% and $57,900 or 13%, respectively, compared to the same periods in 1995. This increase can be attributed to the replacement of carpeting, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

Other property operating expense for the nine and three months ended September 30, 1996 decreased by $93,028 or 14% and $37,988 or 16%, respectively. This decrease is primarily due to a decrease in hazard insurance, with additional decreases in training and seminars and bad debts in 1996.

General and administrative expenses decreased $154,038 or 49% and $180,835 or 69% for the nine and three months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease is due to costs incurred, by the Partnership, in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative - affiliates expenses decreased $115,450 or 30% and $37,505 or 33% for the nine and three months ended September 30, 1996, respectively, as compared to the same periods last year. This decrease is due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated $2,145,063 through operating activities for the period ending September 30, 1996 as compared to $1,511,152 for the same period in 1995. This increase is primarily due to the reduction in the cash paid to affiliates.

The Partnership funded $1,209,618 in additions to real estate investments for the nine months ending September 30, 1996. All of the Partnership's properties continued capital improvements projects to enhance the value of the properties so they can remain competitive in the market.

Financing activities included principal payments on mortgage notes of $357,164 and MID payments of $157,219.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $2,451,606. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The Partnership resumed MID payments during the third quarter of 1996 and will continue making MID payments as long as the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted $1.3 million in capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

During 1996, the Partnership is faced with a mortgage maturity on The Village totaling approximately $2,564,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes due. The Partnership is arranging financing from an affiliate partnership to retire this mortgage upon maturity.

Long-term liquidity:

While the present outlook for Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such other sources have been identified, and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 2001 followed by a dissolution of the Partnership. In this regard, the Partnership has placed Rock Creek on the market for sale.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1996 and 1995, $64,163 and ($7,654), respectively, were allocated to the General Partner. The limited partners received allocations of net income of $518,355 and ($145,426) for the nine months ended September 30, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $650,861 for the MID has been accrued by the Partnership for the nine month period ending September 30, 1996 for the General Partner.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership, Riverdale Investors Corp., Inc., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996 High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $104.50 per unit. The tender was originally due to expire October 18, 1996; however, this offer has been extended until November 22, 1996.

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

         27.                        Financial   Data  Schedule for  the  quarter
                                    ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                 McNEIL REAL ESTATE FUND XI, Ltd.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By: /s/ Donald K. Reed
-----------------                        ---------------------------------------
Date                                     Donald K. Reed
                                         President and Chief Executive Officer



November 14, 1996                    By: /s/ Ron K. Taylor
-----------------                        ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                          McNeil Investors, Inc.



November 14, 1996                    By: /s/ Brandon K. Flaming
-----------------                        ---------------------------------------
Date                                     Brandon K. Flaming
                                         Chief Accounting Officer of McNeil Real
                                          Estate Management, Inc.