Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1997-03-28
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended        December 31, 1996
                              --------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
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

Documents Incorporated by Reference:        See Item 14, Page 35

                                TOTAL OF 38 PAGES

                                     PART I
ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XI, Ltd. (the "Partnership") was organized June 2, 1980 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated August 6, 1991, as amended (the "Amended Partnership Agreement"). Prior to August 6, 1991, Pacific
Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership dated June 2, 1980 (the "Original Partnership Agreement") as amended August 29, 1980. The principal place of business for the Partnership and for the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On September 18, 1980, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $80,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 1, 1981, with 160,000 Units sold at $500 each, or gross proceeds of $80,000,000 to the Partnership. In addition, the original general partners purchased a total of 140 Units for $70,000. In 1993, 61 Units were relinquished. An additional 162 and 104 Units were relinquished in 1994 and 1995, respectively, leaving 159,813 Units outstanding as of December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of

Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates; and (d) the General Partner purchased the short-term, unsecured loan owing from the Partnership to a Southmark affiliate in the amount of $2,645,950. The unsecured loan has now been settled.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1996, the Partnership owned eight income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001. In this regard, the Partnership has placed Rock Creek on the market for sale. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $63 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $104.50 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 11.28% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.     PROPERTIES
-------     ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Item 8 - Note 6 - "Mortgage Note Payable - Affiliate." See also
Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1996             Date
Property              Description           of Property           Debt          Property Tax      Acquired
--------              -----------           -----------           ----          ------------      --------
Acacia Lakes (1)      Apartments
Mesa, AZ              576 units           $    6,259,077     $   8,858,883      $    100,672        5/81

Gentle Gale (2)       Apartments
Galveston, TX         133 units                1,783,909         2,586,599            82,981        5/81

Knollwood (3)         Apartments
Kansas City, MO       315 units                3,114,676         4,427,873            73,195        5/81

The Park (4)          Apartments
Joplin, MO            192 units                1,326,778         2,588,973            20,597        3/81


                                            Net Basis                              1996             Date
Property              Description           of Property           Debt          Property Tax      Acquired
--------              -----------           -----------           ----          ------------      --------
Sun Valley (5)        Apartments
Charlotte, NC         311 units                4,432,035         6,521,362            97,834        8/81

Villa Del Rio (6)     Apartments
Jacksonville, FL      444 units                4,290,290         5,542,714           185,320        5/81

The Village (7)       Apartments
Gresham, OR           152 units                1,785,489         2,588,971            70,393        5/81
                                           -------------     -------------       -----------
                                          $   22,992,254    $   33,115,375      $    630,992
                                           =============     =============       ===========
Asset held for sale:

Rock Creek            Apartments
Beaverton, OR         388 units           $    4,203,597    $    6,139,670      $    156,873        2/81
                                           =============     =============       ===========
-----------------------------------------
Total:    Apartments  -  2,511 units

(1) Acacia Lakes Apartments is owned by Acacia Lakes Fund XI Limited Partnership which is wholly-owned by the Partnership and the General Partner.

(2)    Gentle  Gale  Apartments  is  owned  by  Gentle   Gale  Fund  XI  Limited
       Partnership  which is  wholly-owned  by the  Partnership.

(3) Knollwood Apartments is owned by Knollwood Fund XI Associates, a general partnership, which is wholly-owned by the Partnership and the General Partner.

(4) The Park Apartments is owned by The Park Fund XI Associates, a general partnership, which is wholly-owned by the Partnership and the General Partner.

(5) Sun Valley Apartments is owned by Sun Valley Fund XI Associates, a general partnership, which is wholly-owned by the Partnership and the General Partner.

(6) Villa Del Rio Apartments is owned by Villa Del Rio Fund XI Limited Partnership which is wholly-owned by the Partnership.

(7) The Village Apartments is owned by Village Fund XI Associates which is wholly-owned by the Partnership and the General Partner.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Acacia Lakes
   Occupancy Rate............             94%             96%            97%            98%             96%
   Rent Per Square Foot......       $    7.73      $     7.44     $     6.64      $    5.94      $     5.16

Gentle Gale
   Occupancy Rate............             90%             88%            93%            98%            100%
   Rent Per Square Foot......       $    7.78      $     7.86     $     7.83      $    7.70      $     7.25

Knollwood
   Occupancy Rate............             96%             96%            93%            98%             95%
   Rent Per Square Foot......       $    5.72      $     5.53     $     5.17      $    4.77      $     4.56

The Park
   Occupancy Rate............             94%             90%            91%            93%             96%
   Rent Per Square Foot......       $    6.25      $     6.18     $     6.23      $    5.98      $     5.46

Rock Creek
   Occupancy Rate............             95%             99%            94%            98%             96%
   Rent Per Square Foot......       $    8.27      $     7.91     $     7.54      $    7.25      $     6.94

Sun Valley
   Occupancy Rate............             96%             97%            97%            87%             91%
   Rent Per Square Foot......       $    7.40      $     7.12     $     6.51      $    5.81      $     5.78

Villa Del Rio
   Occupancy Rate............             96%            100%            98%            92%             88%
   Rent Per Square Foot......       $    5.67      $     5.46     $     4.98      $    4.87      $     4.49

The Village
   Occupancy Rate............             96%            100%           100%            97%             98%
   Rent Per Square Foot......       $    8.27      $     7.96     $     7.76      $    7.52      $     7.03

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties

Due to a substantial investment of capital since 1992, Acacia Lakes has increased its rent per square foot by 50% over the last five years. Currently, the property is mirroring the average market rate of 94%. Rental rates at Acacia Lakes are averaging $.71 per square foot, while many competitors are averaging $.68 per square foot.

Gentle Gale is located in Galveston, Texas, where the local economy is dependent upon the University of Texas Medical Branch and tourism. Over the last few years the economy has been sluggish and this has been reflected in the drop in the occupancy rates at the property from 1992 to 1995. Gentle Gale experienced a slight increase in its occupancy rate and is currently at 90%. Gentle Gale competes with properties that are newer and offer better amenity packages. During the fourth quarter of 1996, an additional 177 units were added to the already soft market. The property has been upgrading the units and offering rental discounts to remain competitive in the market.

Knollwood finished 1996 just above the average market occupancy rate of 94%. The current rental rates per square foot are between $.54 and $.58 for Knollwood's townhouses and one and two bedroom apartments, while the market rate per square foot is between $.38 and $.57. Capital improvements are planned to improve the curb appeal and upgrade the apartments to take advantage of the strong market conditions.

The Park is the largest apartment community in Joplin, Missouri where the market's average occupancy rate is 95%. The local economy is expected to remain stable; however, over the last three years the market has experienced an increase of 45% in available units. The new units are entering the marketplace at $.44 per square foot while The Park is averaging $.54 per square foot. To remain competitive in the market, The Park has discounted rents.

Rock Creek is located in a strong rental market where the average occupancy rate is 95% and the rent per square foot averages $.72. Over the past few years the property has been upgrading the interiors of the units as well as improving the outside appearance with landscaping and a renovation of the clubhouse and office. These enhancements allowed the property to remain competitive with rental rates per square foot averaging $.71. An additional 3,300 units were built in the market during 1996 with an additional 2,091 units under construction in 1997. The economy is continuing to grow; however, with the additional units scheduled in 1997, the market is expected to soften.

Strong market conditions are beginning to stimulate new developments in the area surrounding Sun Valley. Currently, 4,071 units are under construction with numerous other projects in the planning stages. These new units may soften the market during 1997. With the capital improvements made at the property over the last few years, the property has been able to stay competitive with the newer properties. Sun Valley finished 1996 above the market average occupancy rate of 92%.

Villa Del Rio's occupancy rate has increased by 8% since 1992 and finished 1996 above the market average of 94%. The overall occupancy rate for Jacksonville has remained strong. The city experienced its highest level of new construction of apartment communities since 1986. During 1996, 3,000 units were added. These new units will have no adverse effect on the property. Villa Del Rio's advantage over its competitors is design and layout of the property. All units are single story apartments and the property is spread over 25 acres.

The Village finished the year slightly above the market occupancy rate of 95%. The Portland apartment market saw its second year of expansion. There were 8,158 units under construction through 1996. This new construction has softened the market with higher vacancies and rental concessions. The market rental rate per square foot is $.69 while the rental rate at The Village is $.72. The Village should remain competitive in the marketplace.

ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F.Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

For a discussion of the Southmark bankruptcy, see Item 1 - Business."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

None.
                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
-------     --------------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

 (A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                      Number of Record Unit Holders
         --------------                      -----------------------------

         Limited partnership units           8,139 as of January 31, 1997

 (C) No distributions were made to the limited partners during 1996 or 1995. The Partnership accrued distributions of $902,697 and $871,503 for the benefit of the General Partner for the years ended December 31, 1996 and 1995, respectively. Total distributions of $2,445,033 remain unpaid at December 31, 1996. These distributions relate to the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will be resumed to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.



Statements of                                               Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue.................     $  14,855,652  $  14,304,055  $   13,313,091  $  12,527,359  $  11,621,595
Total revenue..................        15,582,063     14,451,813      13,425,413     12,757,233     11,970,421
Income (loss) before
 extraordinary items...........         1,592,611        307,243        (193,822)    (1,038,150)    (1,316,607)
Extraordinary items............                 -              -               -       (521,380)        86,660
Net income (loss)..............         1,592,611        307,243        (193,822)    (1,559,530)    (1,229,947)

Net income (loss)
per limited partnership unit:
Income (loss) before
 extraordinary items...........     $        5.03  $        1.83  $        (3.98) $       (6.16) $       (7.81)
Extraordinary items............                 -              -               -          (3.22)           .51
                                     ------------   ------------   -------------   ------------   ------------
Net income (loss)..............     $        5.03  $        1.83  $        (3.98) $       (9.38) $       (7.30)
                                     ===========    ============   ============    ============   ============

                                                            As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net...    $   22,992,254  $  27,251,831  $   27,916,213 $   28,103,619  $  28,192,464
Asset held for sale............         4,203,597              -               -              -              -
Total assets...................        32,592,153     32,508,764      33,355,998     34,963,327     31,779,500
Mortgage notes payable, net....        39,255,045     39,684,440      40,090,432     40,463,926     33,292,396
Partners' deficit..............       (10,633,464)   (11,323,378)    (10,759,568)    (9,796,298)    (7,611,239)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1996, the Partnership owned eight apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total Partnership revenues for 1996 increased by $1,130,250 or 8% as compared to 1995. Rental revenue increased $551,597 or 4%, while interest income decreased $20,206. In 1996, the Partnership recognized a gain on involuntary conversion of $598,859 as a result of a fire and hail damage at Knollwood Apartments.

Rental revenue for 1996 was $14,855,652 as compared to $14,304,055 for 1995. This increase of $551,597 is due to an increase in the rental rates at all of the Partnership's properties, offset by decreases in the occupancy rates at five of the eight Partnership's properties.

Expenses:

Total Partnership expenses decreased by $155,118 for the year ended December 31, 1996 as compared to 1995. Decreases in other property operating expenses and general and administrative - affiliates were offset by increases in repairs and maintenance and general and administrative expenses.

Repairs and maintenance expense increased by $203,664 or 12% compared to the same period in 1995. The increase can be attributed to increases in service expenses and the replacement of carpeting. Carpet replacements of $282,252 for five of the Partnership's eight properties, which met the Partnership's criteria for capitalization based in 1995, were expensed in 1996.

Other property operating expense for the year ended December 31, 1996 decreased by $124,026 or 14% as compared to 1995. This decrease is primarily due to a decrease in hazard insurance, with additional decreases in training and seminars and bad debts in 1996.

General and administrative expenses increased $38,744 or 10% as compared to the same period in 1995. The increase is due to costs incurred, by the Partnership, to evaluate and disseminate information regarding an unsolicited tender offer. See Item 1 - Business.

General and administrative - affiliates expenses decreased $119,084 or 26% as compared to the same periods last year. This decrease is due to the reduction of overhead expenses allocable to the Partnership.

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

Repairs and maintenance increased by $128,072 or 8% in 1995 as compared to 1994. This increase can be attributed to increases in ground maintenance, exterminating, carpet cleaning and sheet rock repairs. Additionally, carpet replacements of $66,216 for Villa Del Rio, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1994, were expensed in 1995.

General and administrative increased $242,009 or 160% in 1995 as compared to 1994. This increase was due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer. See Item 1 - Business.

General and administrative - affiliates increased $30,441 or 7% in 1995 as compared to 1994. This is due to an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At  December 31, 1996, the  Partnership  held  cash  and   cash  equivalents  of
$2,351,879,  up $321,335 as compared to 1995.

The Partnership has experienced positive cash flow from operations of $8,913,486 for the three years ended December 31, 1996. During 1996, the Partnership received a mortgage loan from affiliates of $2,588,971. The Partnership has also received $749,014 in insurance proceeds. Over the last three years the Partnership has used cash to fund $6,441,167 in additions to real estate investments, $3,862,902 in principal payments, $140,958 for additions to deferred borrowing costs, $936,377 for the repayment of advances and mortgage notes from affiliates and $1,467,254 for the payment of the MID.

The Partnership generated $3,412,005 through operating activities in 1996 as compared to $2,345,896 in 1995. The increase of $1,066,109 can be attributed to the increase in tenant receipts as a result of the increased rental rates at all the Partnership's properties and decreases in the cash paid to affiliates and property taxes paid.

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

The Partnership has funded $6,441,167 in additions to real estate investments over the last three years. The expenditures are necessary to allow the
Partnership's aging properties to maintain their appeal to current and prospective tenants.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.4 million of capital improvements for 1997, to be funded from property operations and cash reserves.

At December 31, 1996, the Partnership held cash and cash equivalents of $2,351,879. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates continuing MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

During 1996, the Partnership was faced with a mortgage maturity on The Village totaling approximately $2,564,000. In November 1996, the Partnership refinanced the mortgage note with a mortgage loan from affiliates.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $6.44 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001. In this regard, the Partnerships has placed Rock Creek on the market for sale.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1996, $788,575, $15,362 and $442,961, respectively, were allocated to the General Partner. The limited partners received allocations of net income
(loss) of $804,035, $291,881 and $(636,783) for the three year period ended December 31, 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $902,697 for the MID has been accrued by the Partnership for the year ended December 31, 1996 for the General Partner.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      Page
                                                                                                      Number

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1996 and 1995...................................                       16

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       17

   Statements of Partners' Deficit for each of the three years
      in the period ended December 31, 1996.......................................                       18

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       30















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XI, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XI, Ltd. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XI, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP



Dallas, Texas
   March 17, 1997

                        McNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:

   Land.....................................................           $     4,572,654      $    5,938,464
   Buildings and improvements...............................                50,600,784          58,408,551
                                                                        --------------       -------------
                                                                            55,173,438          64,347,015
   Less:  Accumulated depreciation..........................               (32,181,184)        (37,095,184)
                                                                        --------------       -------------
                                                                            22,992,254          27,251,831

Asset held for sale.........................................                 4,203,597                   -

Cash and cash equivalents...................................                 2,351,879           2,030,544
Cash segregated for security deposits.......................                   403,949             386,125
Accounts receivable.........................................                   204,542              31,327
Prepaid expenses and other assets...........................                   256,151             276,785
Escrow deposits.............................................                   662,003             904,523
Deferred borrowing costs, net of accumulated
   amortization of $515,702 and $507,241 at
   December 31, 1996 and 1995, respectively.................                 1,517,778           1,627,629
                                                                        --------------       -------------
                                                                       $    32,592,153      $   32,508,764
                                                                        ==============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    36,666,074      $   39,684,440
Mortgage note payable - affiliate...........................                 2,588,971                   -
Accounts payable............................................                    52,886              62,056
Accrued interest............................................                   295,428             302,329
Accrued expenses............................................                   455,857             456,984
Deferred gain...............................................                   174,656              67,016
Payable to affiliates - General Partner.....................                 2,558,338           2,851,851
Security deposits and deferred rental income................                   433,407             407,466
                                                                        --------------       -------------
                                                                            43,225,617          43,832,142
                                                                        --------------       -------------


Partners' deficit:
     Limited partners - 159,813 limited partnership units
     issued and outstanding at December 31, 1996
       and 1995.............................................                (4,179,456)         (4,983,492)
     General Partner........................................                (6,454,008)         (6,339,886)
                                                                        --------------       -------------
                                                                           (10,633,464)        (11,323,378)
                                                                        --------------       -------------
                                                                       $    32,592,153      $   32,508,764
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS


                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   14,855,652     $   14,304,055    $    13,313,091
   Interest................................               127,552            147,758             84,213
   Gain on involuntary conversion..........               598,859                  -             28,109
                                                    -------------      -------------     --------------
     Total revenue.........................            15,582,063         14,451,813         13,425,413
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             3,784,555          3,905,403          3,901,700
   Interest - affiliates...................                23,620                  -              3,589
   Depreciation............................             2,372,870          2,484,425          2,341,485
   Property taxes..........................               787,865            799,717            898,396
   Personnel expenses......................             1,716,875          1,722,218          1,741,104
   Repairs and maintenance.................             1,921,900          1,718,236          1,590,164
   Property management fees -
     affiliates............................               734,247            711,435            671,785
   Utilities...............................             1,093,688          1,044,938          1,003,419
   Other property operating expenses.......               775,491            899,517            881,362
   General and administrative..............               432,407            393,663            151,654
   General and administrative -
     affiliates............................               345,934            465,018            434,577
                                                    -------------      -------------     --------------
     Total expenses                                    13,989,452         14,144,570         13,619,235
                                                    -------------      -------------     --------------

Net income (loss)..........................        $    1,592,611     $      307,243    $      (193,822)
                                                    =============      =============     ==============

Net income (loss) allocable to limited
   partners................................        $      804,036     $      291,881    $      (636,783)
Net income allocable to General
   Partner.................................               788,575             15,362            442,961
                                                    -------------      -------------     --------------
Net income (loss)..........................        $    1,592,611     $      307,243    $      (193,822)
                                                    =============      =============     ==============

Net income (loss) per limited partnership
   unit:
   Net income (loss).......................        $         5.03     $         1.83    $         (3.98)
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1996, 1995 and 1994



                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Deficit
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1993..............       $    (5,157,708)        $    (4,638,590)      $    (9,796,298)

Net income (loss).........................               442,961                (636,783)             (193,822)

Management Incentive Distribution.........              (769,448)                      -              (769,448)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (5,484,195)             (5,275,373)          (10,759,568)

Net income................................                15,362                 291,881               307,243

Management Incentive Distribution.........              (871,053)                      -              (871,053)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............            (6,339,886)             (4,983,492)          (11,323,378)

Net income................................               788,575                 804,036             1,592,611

Management Incentive Distribution.........              (902,697)                      -              (902,697)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $    (6,454,008)        $    (4,179,456)      $   (10,633,464)
                                                  ==============          ==============        ==============





                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1996               1995               1994
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $   14,877,289     $   14,298,528    $    13,292,954
   Cash paid to suppliers..................            (5,836,491)        (5,477,026)        (5,037,523)
   Cash paid to affiliates.................            (1,369,172)        (2,115,099)          (667,861)
   Interest received.......................               127,552            147,758             84,213
   Interest paid...........................            (3,645,580)        (3,676,175)        (3,839,943)
   Interest paid to affiliates.............               (23,620)                 -             (3,589)
   Property taxes paid.....................              (717,973)          (832,090)          (672,666)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             3,412,005          2,345,896          3,155,585
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (2,467,045)        (1,820,043)        (2,154,079)
   Insurance proceeds from fire............               681,998                  -             28,109
   Insurance proceeds from hail
     damage................................                67,016                  -                  -
                                                    -------------      -------------     --------------
Net cash used in investing activities......            (1,718,031)        (1,820,043)        (2,125,970)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................            (3,041,234)          (427,660)          (394,008)
   Deferred borrowing costs paid...........               (13,157)                 -           (127,801)
   Mortgage loan from affiliate............             2,588,971                  -                  -
   Repayment of advances from
     affiliates............................                     -                  -           (936,377)
   Management Incentive Distribution.......              (907,219)                 -           (560,035)
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (1,372,639)          (427,660)        (2,018,221)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
     and cash equivalents..................               321,335             98,193           (988,606)

Cash and cash equivalents at
     beginning of year.....................             2,030,544          1,932,351          2,920,957
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    2,351,879     $    2,030,544    $     1,932,351
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

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                          For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996              1995                 1994
                                                   --------------   ----------------      --------------
Net income (loss)..........................        $    1,592,611   $        307,243      $    (193,822)
                                                    -------------    ---------------       ------------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Gain on involuntary conversion..........              (598,859)                 -            (28,109)
   Depreciation............................             2,372,870          2,484,425          2,341,485
   Amortization of discounts on
     mortgage notes payable................                22,868             21,668             20,514
   Amortization of deferred borrowing
     costs.................................               123,008            145,498            137,072
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (17,824)           (22,276)           (25,939)
     Accounts receivable...................                 1,441             (6,750)             3,889
     Prepaid expenses and other
       assets..............................                20,634             85,124             60,668
     Escrow deposits.......................               175,504             79,449            422,335
     Accounts payable......................                (9,170)           (50,679)          (112,570)
     Accrued interest......................                (6,901)            62,062            (95,829)
     Accrued expenses......................                (1,127)           138,356            154,930
     Payable to affiliates - General
       Partner.............................              (288,991)          (938,646)           438,501
     Security deposits and deferred
       rental income.......................                25,941             40,422             32,460
                                                    -------------      -------------     --------------

         Total adjustments.................             1,819,394          2,038,653          3,349,407
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    3,412,005     $    2,345,896    $     3,155,585
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XI, Ltd. (the "Partnership") was organized June 2, 1980 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated August 6, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and for the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned eight income-producing properties. One of these properties is currently held for sale as described in Note 4 - Real Estate Investments.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1996, 1995 and 1994. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is either negative or immaterial.

                                                  % of Ownership Interest
   Tier Partnership                           Partnership      General Partner
   ----------------                           -----------      ---------------

   Limited Partnerships:
Acacia Lakes Fund XI Limited Partnership          99%              1%
Gentle Gale Fund XI Limited Partnership*         100               -
Villa Del Rio XI Limited Partnership*            100               -
Village Fund XI Associates                        99               1

   General Partnerships:
Knollwood XI Associates                           99               1
The Park Fund XI Associates                       99               1
Sun Valley Fund XI Associates                     99               1

* The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on this asset ceased at the time it was placed on the market for sale.

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

b) then, net income in an amount equal to the cumulative amount paid to the General Partner for the Management Incentive Distribution ("MID"), for which no previous income allocations have been made, shall be allocated to the General Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

c) then, any remaining net income shall be allocated to achieve the allocation of 5% to the General Partner and 95% to the limited partners.

The Amended Partnership Agreement provides that net losses, other than that arising from a sale or refinancing, shall be allocated 5% to the General Partner and 95% to the limited partners.

Net losses arising from a sale or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995, and 1994 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, in an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1996, 1995 or 1994. The Partnership accrued distributions of $902,697, $871,503 and $769,448 for the benefit of the General Partner for the years ended December 31, 1996, 1995 and 1994, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding. Per Unit information has been computed based on 159,813 Units outstanding in 1996 and 1995,and 159,917 Units outstanding in 1994.

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

MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value per Unit, as defined. No Units were issued in payment of the MID in 1996, 1995 or 1994.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1996, 1995 or 1994 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------     --------------
Property management fees - affiliates......        $      734,247     $     711,435      $      671,785
Interest - affiliates......................                23,620                 -               3,589
Charged to general and
   administrative - affiliates:
   Partnership administration..............               345,934            465,018            434,577
                                                    -------------      -------------      -------------
                                                   $    1,103,801     $    1,176,453     $    1,109,951
                                                    =============      =============      =============
Charged to General Partner's deficit:
   MID.....................................        $      902,697     $      871,053     $      769,448
                                                    =============      =============      =============

Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. The General Partner has waived the collection terms of the MID until the Partnership has an adequate level of cash reserves. In 1996 and 1994, the Partnership paid $1,467,254 from cash reserves for the MID.

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

The Partnership's net assets and liabilities for tax purposes were less than the net assets and liabilities for financial reporting purposes by $831,834 in 1996, $62,005 in 1995 and $415,728 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
         1996                       Land           Improvements        Depreciation            Value
       --------                --------------      ------------        ------------       ---------------
Acacia Lakes
   Mesa, AZ                    $    1,953,090      $   13,054,618      $   (8,748,631)     $    6,259,077
Gentle Gale
   Galveston, TX                      450,155           3,685,626          (2,351,872)          1,783,909
Knollwood
   Kansas City, MO                    330,547           7,084,066          (4,299,937)          3,114,676
The Park
   Joplin, MO                         165,329           4,354,026          (3,192,577)          1,326,778
Sun Valley
   Charlotte, NC                      562,797           8,488,851          (4,619,613)          4,432,035
Villa Del Rio
   Jacksonville, FL                   636,634           9,540,354          (5,886,698)          4,290,290
The Village
   Gresham, OR                        474,102           4,393,243          (3,081,856)          1,785,489
                                -------------       -------------       -------------       -------------
                               $    4,572,654      $   50,600,784      $  (32,181,184)     $   22,992,254
                                =============       =============       =============       =============

                                                   Buildings and       Accumulated           Net Book
         1995                       Land           Improvements        Depreciation            Value
       --------                --------------      ------------        ------------       ---------------

Acacia Lakes                   $    1,953,090      $   12,687,204      $   (8,213,224)     $    6,427,070
Gentle Gale                           450,155           3,577,012          (2,167,312)          1,859,855
Knollwood                             330,547           6,423,419          (4,298,156)          2,455,810
The Park                              165,329           4,238,254          (3,069,781)          1,333,802
Rock Creek (a)                      1,365,810           9,663,748          (6,671,446)          4,358,112
Sun Valley                            562,797           8,204,402          (4,282,305)          4,484,894
Villa Del Rio                         636,634           9,261,056          (5,531,458)          4,366,232
The Village                           474,102           4,353,456          (2,861,502)          1,966,056
                                -------------       -------------       -------------       -------------
                               $    5,938,464      $   58,408,551      $  (37,095,184)     $   27,251,831
                                =============       =============       =============       =============

(a) Effective October 1, 1996, management placed Rock Creek, located in Beaverton, OR, on the market for sale. Therefore, at December 31, 1996, Rock Creek is classified as an asset held for sale at a net book value of $4,203,597.

The results of operations for the assets held for sale at December 31, 1996 are $94,412, $8,533 and $(50,314) for 1996, 1995 and 1994, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Notes 5 and 6.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1996 and 1995. All mortgage notes are secured by real estate investments or the asset held for sale.


                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position    (a)  Rates %      Maturity Date (e)           1996                1995
--------                 ---------------  -------      -----------------      ---------------     --------------
Acacia Lakes             First                8.700    $   71,069    01/01    $     8,858,883    $     8,937,249
                                                                                -------------     --------------

Gentle Gale (d)          First                8.150        22,327    07/03          2,644,107          2,694,292
                         Discount (b)                                                 (57,508)           (64,784)
                                                                                -------------     --------------
                                                                                    2,586,599          2,629,508
                                                                                -------------     --------------

Knollwood                First                7.750        32,506    05/24          4,427,873          4,472,878
                                                                                -------------     --------------

The Park                 First               10.500        24,021    05/24          2,588,973          2,604,482
                                                                                -------------     --------------

Rock Creek               First               11.875        67,860    02/01          6,139,670          6,224,682
                                                                                -------------     --------------

Sun Valley               First                7.875        48,384    06/24          6,521,362          6,585,644
                                                                                -------------     --------------

Villa Del Rio (d)        First                8.150        47,843    07/03          5,665,944          5,773,484
                         Discount (b)                                                (123,230)          (138,822)
                                                                                -------------     ---------------
                                                                                    5,542,714          5,634,662
                                                                                -------------     --------------

The Village (c)          First               10.875        26,219    11/96                  -          2,595,335
                                                                                -------------     --------------
                                                                              $    36,666,074    $    39,684,440
                                                                                =============     ==============

(a)  The debt is non-recourse to the Partnership.

(b)  Discounts are based on an effective interest rate of 8.62%.

(c)  On  November 25, 1996,  the  Partnership  refinanced  the   mortgage   note
     payable on The Village with a mortgage note from an affiliate.  See Note 6.

(d) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(e)      Balloon payments on the mortgage notes are due as follows:

           Property                  Balloon Payment          Date
           --------                  ---------------          ----

        Acacia Lakes                  $  8,468,000            01/01
        Rock Creek                       5,704,000            02/01
        Gentle Gale                      2,197,000            07/03
        Villa Del Rio                    4,707,000            07/03

Scheduled principal maturities of the mortgage notes, before consideration of discounts of $180,738, are as follows:

                                                     Real Estate     Asset Held
                                                     Investments      For Sale
                                                     ------------    -----------

         1997....................................    $    391,901    $    90,029
         1998....................................         425,595        101,322
         1999....................................         462,199        114,030
         2000....................................         501,974        128,333
         2001....................................       8,892,033      5,705,956
         Thereafter..............................      20,033,440              -
                                                      -----------     ----------
          Total..................................    $ 30,707,142    $ 6,139,670
                                                      ===========     ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $36,770,000 as of December 31, 1996 and $40,765,000 as of December 1995.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following sets forth the mortgage note payable - affiliate of the Partnership at December 31, 1996. The mortgage note is secured by real estate investment.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/              December 31,
Property                 Position    (a)  Rates %      Maturity Date              1996
--------                 ---------------  -------      -------------------    ------------
The Village (b)          First                (c)      Variable      11/99    $ 2,588,971
                                                                               ==========

(a)   The debt is non-recourse to the Partnership.

(b) In October 1996, the Partnership obtained a mortgage note commitment from an affiliate of the General Partner for an amount up to $2,588,971. On November 25, 1996, $2,588,971 was funded to the Partnership to pay off the mortgage note on The Village. The Partnership incurred deferred borrowing costs of $13,157 for the new mortgage note payable, and the deferred borrowing costs for the old mortgage note payable were written off.

(c) The note requires monthly payments of interest only equal to the prime lending rate plus 1%. At December 31, 1996, the prime rate was 8.25%.

Under the terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On January 8, 1996, 23,347 square feet of Knollwood Apartments was destroyed by fire causing $856,654 in damages. The Partnership has received $681,998 in insurance reimbursements as of December 31, 1996, to cover the cost to repair Knollwood. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $531,843 gain on involuntary conversion. The Partnership will receive an additional $174,656 in insurance reimbursements. The Partnership has recorded a deferred gain and a receivable from its insurance company for funds which were not reimbursed as of December 31, 1996. The deferred gain will be recognized when the insurance proceeds are received.

In 1994, the Partnership received $67,016 in insurance proceeds to cover the cost of repairs caused by a hail storm in August 1994 at Knollwood Apartments. The insurance proceeds were placed in escrow until completion of repairs. During 1996, the Partnership completed the repairs and received the $67,016 that was held in escrow. The Partnership has recorded a $67,016 gain on the involuntary conversion.

On March 15, 1993, 8 units at Sun Valley were destroyed by fire causing $317,100 in damages. The Partnership received $277,145 in insurance reimbursements as of December 31, 1993, to cover the cost to repair Sun Valley. The property received an additional $28,109 in insurance reimbursements in 1994. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a gain on involuntary conversion. The Partnership recorded a gain of $28,109 1994.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 1, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 1, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

2)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

3) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

4)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

5) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 5, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River. The judge's decision resolved all the issues in the action.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                                       Costs
                                                   Initial Cost (b)              Cumulative        Capitalized
                          Related (b)                         Buildings and      Write-down for     Subsequent
Description               Encumbrances         Land           Improvements        Impairment       To Acquisition
-----------               ------------         ----           --------------     --------------    --------------
APARTMENTS:

Acacia Lakes
   Mesa, AZ                $    8,858,883    $    1,953,090    $   10,784,729     $          -     $   2,269,889

Gentle Gale
   Galveston, TX                2,586,599           450,155         2,925,081          (21,141)          781,686

Knollwood
   Kansas City, MO              4,427,873           330,547         5,122,225                -         1,961,841

The Park
   Joplin, MO                   2,588,973           165,329         3,795,607                -           558,419

Sun Valley
   Charlotte, NC                6,521,362           562,797         7,056,988                -         1,431,863

Villa Del Rio
   Jacksonville, FL             5,542,714           636,634         7,685,383                -         1,854,971

The Village
   Gresham, OR                  2,588,971           474,102         3,372,567                -         1,020,676
                           --------------    --------------    --------------     ------------     -------------

                          $    33,115,375   $     4,572,654   $    40,742,580    $     (21,141)   $    9,879,345
                           ==============    ==============    ==============     ============     =============

Asset Held for Sale:

Rock Creek (c)
   Beaverton, OR          $    6,139,670
                           =============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation ceases at the time they are placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            --------------        ---------      ----------------
APARTMENTS:

Acacia Lakes
   Mesa, AZ                   $    1,953,090     $   13,054,618   $     15,007,708    $   (8,748,631)

Gentle Gale
   Galveston, TX                     450,155          3,685,626          4,135,781        (2,351,872)

Knollwood
   Kansas City, MO                   330,547          7,084,066          7,414,613        (4,299,937)

The Park
   Joplin, MO                        165,329          4,354,026          4,519,355        (3,192,577)

Sun Valley
   Charlotte, NC                     562,797          8,488,851          9,051,648        (4,619,613)

Villa Del Rio
   Jacksonville, FL                  636,634          9,540,354         10,176,988        (5,886,698)

The Village
   Gresham, OR                       474,102          4,393,243          4,867,345        (3,081,856)
                              --------------     --------------   ----------------     -------------
                             $     4,572,654    $    50,600,784  $      55,173,438    $  (32,181,184)
                              ==============     ==============   ================     =============

Asset Held for Sale:

Rock Creek (c)
   Beaverton, OR                                                 $       4,203,597
                                                                  ================


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $73,504,874 and accumulated depreciation was $59,251,834 at December 31, 1996.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "Held for sale." Depreciation ceases at the time they are placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Acacia Lakes
   Mesa, AZ                     1980                        05/81                   3-33

Gentle Gale
   Galveston, TX                1980                        05/81                   3-21

Knollwood
   Kansas City, MO              1970                        05/81                   3-29

The Park
   Joplin, MO                   1977                        03/81                   3-35

Sun Valley
   Charlotte, NC                1980                        08/81                   3-40

Villa Del Rio
   Jacksonville, FL             1976                        05/81                   3-40

The Village
   Gresham, OR                  1974                        05/81                   3-30

Asset Held for Sale:

Rock Creek
   Beaverton, OR                1975                        02/81





                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.

                              Notes to Schedule III

                           Real Estate Investments and
                            Accumulated Depreciation


A  summary  of  activity  for  the  real  estate   investments  and  accumulated
depreciation is as follows:

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Real estate investments:
Balance at beginning of year...............        $   64,347,015     $   62,526,972    $    60,372,893

Improvements...............................             2,391,036          1,820,043          2,154,079

Reclassification to asset held for sale....           (11,110,783)                 -                  -

Replacement of assets......................              (453,830)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   55,173,438     $   64,347,015    $    62,526,972
                                                    =============      =============     ==============



Accumulated depreciation:

Balance at beginning of year...............        $   37,095,184     $   34,610,759    $    32,269,274

Depreciation...............................             2,372,870          2,484,425          2,341,485

Reclassification to asset held for sale....            (6,983,195)                 -                  -

Replacement of assets......................              (303,675)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   32,181,184     $   37,095,184    $    34,610,759
                                                    =============      =============     ==============


Asset Held for Sale:

Balance at beginning of year...............        $            -     $            -    $             -

Reclassification to asset held for sale....             4,127,588                  -                  -

Improvements...............................                76,009                  -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    4,203,597     $            -    $            -
                                                    =============      =============     =============

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------    -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil   is  Co-Chairman,     with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Ron K. Taylor                 39        Mr. Taylor is  the  President and  Chief
President and                           Executive  Officer of McNeil Real Estate
Chief Executive Officer                 Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing  of a 21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's Units, other than High River Limited Partnership, which owns 18,022 Units (approximately 11.28% of the outstanding Units) as of January 31, 1997. The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

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

MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined. For the year ended December 31, 1996, the Partnership paid or accrued for the General Partner MID in the amount of $902,697.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The  Partnership  pays property  management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services. Effective February 14, 1991, the Partnership began reimbursing McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued for McREMI $1,080,181 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

In November 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $2,588,971. The note was secured by The Village and required monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due November 25, 1999. Total interest expense for this loan was $23,620 for the year ended December 31, 1996.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
-------      -----------------------------------------------------------------

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

           10.4 Termination Agreement, dated as of August 6, 1991 between Sun Valley Fund XI Associates and McNeil Real Estate Management, Inc. (1)

           Exhibit
           Number                           Description
           -------                          -----------

           10.5 Termination Agreement, dated as of August 6, 1991, between Knollwood Fund XI Associates and McNeil Real Estate Management, Inc. (1)

           10.6                             Termination  Agreement,  dated as of
                                            August  6,  1991   among   Southmark
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

           Exhibit
           Number                           Description
           -------                          -----------

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

           11. Statement regarding computation of Net Income (Loss) per limited partnership unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies).

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

                           (3) Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (File No. 0-9783), on Form 10-K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on March 30, 1995.

           27.                              Financial Data Schedule for the year
                                            ended December 31, 1996.


(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XI, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  McNEIL REAL ESTATE FUND XI, LTD.

                                    By: McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



March 28, 1997                          By:  /s/  Robert A. McNeil
--------------                               -----------------------------------
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




March 28, 1997                          By:  /s/  Ron K. Taylor
--------------                               -----------------------------------
Date                                         Ron K. Taylor
                                             President and Director of McNeil
                                              Investors, Inc.
                                             (Principal Financial Officer)




March 28, 1997                          By:  /s/  Brandon K. Flaming
--------------                               -----------------------------------
Date                                         Brandon K. Flaming
                                             Vice President of McNeil
                                              Investors, Inc.
                                             (Principal Accounting Officer)