Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1997-05-15
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended              March 31, 1997
                            ----------------------------------------------------


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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code    (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XI, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                       ---------------     ----------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,572,654      $     4,572,654
   Buildings and improvements...............................                50,871,645           50,600,784
                                                                        --------------       --------------
                                                                            55,444,299           55,173,438
   Less:  Accumulated depreciation..........................               (32,704,249)         (32,181,184)
                                                                        --------------       --------------
                                                                            22,740,050           22,992,254

Asset held for sale.........................................                 4,207,897            4,203,597

Cash and cash equivalents...................................                 1,995,020            2,351,879
Cash segregated for security deposits.......................                   296,999              403,949
Accounts receivable.........................................                   228,134              204,542
Prepaid expenses and other assets...........................                   169,320              256,151
Escrow deposits.............................................                   810,806              662,003
Deferred borrowing costs (net of accumulated
   amortization of $556,187 and $515,702 at
   March 31, 1997 and December 31, 1996,
   respectively)............................................                 1,477,291            1,517,778
                                                                        --------------       --------------
                                                                       $    31,925,517      $    32,592,153
                                                                        ==============       ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    36,555,470      $    36,666,074
Mortgage note payable - affiliate...........................                 2,588,971            2,588,971
Accounts payable............................................                     1,815               52,886
Accrued interest............................................                   274,602              272,189
Accrued interest - affiliate................................                    20,339               23,239
Accrued expenses............................................                   516,904              455,857
Deferred gain - storm damage................................                   174,656              174,656
Payable to affiliates - General Partner.....................                 1,888,265            2,558,338
Security deposits and deferred rental revenue...............                   453,547              433,407
                                                                        --------------       --------------
                                                                            42,474,569           43,225,617
                                                                        --------------       --------------

Partners' deficit:
   Limited partners - 159,813 limited partnership units
     authorized and outstanding at March 31, 1997
     and December 31, 1996..................................                (4,754,316)          (4,179,456)
   General Partner..........................................                (5,794,736)          (6,454,008)
                                                                        --------------       --------------
                                                                           (10,549,052)         (10,633,464)
                                                                        --------------       --------------
                                                                       $    31,925,517      $    32,592,153
                                                                        ==============       ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           --------------------------------
                                                                                1997                1996
                                                                           --------------     -------------
Revenue:
   Rental revenue...................................                       $    3,750,149     $   3,668,760
   Interest.........................................                               25,894            26,962
                                                                            -------------      ------------
     Total revenue..................................                            3,776,043         3,695,722
                                                                            -------------      ------------

Expenses:
   Interest.........................................                              887,215           961,166
   Interest - affiliate mortgage....................                               59,431                 -
   Depreciation.....................................                              523,065           655,713
   Property taxes...................................                              217,794           224,661
   Personnel expenses...............................                              496,334           486,012
   Utilities........................................                              276,681           269,935
   Repair and maintenance...........................                              504,104           432,483
   Property management fees - affiliates............                              186,323           182,174
   Other property operating expenses................                              203,098           191,612
   General and administrative.......................                               56,682            50,217
   General and administrative - affiliates..........                               65,879            97,326
                                                                            -------------      ------------
     Total expenses.................................                            3,476,606         3,551,299
                                                                            -------------      ------------

Net income..........................................                       $      299,437     $     144,423
                                                                            =============      ============

Net income (loss) allocable to limited partners.....                       $     (574,860)    $     137,202
Net income allocable to General Partner.............                              874,297             7,221
                                                                            -------------      ------------
Net income..........................................                       $      299,437     $     144,423
                                                                            =============      ============

Net income (loss) per limited partnership unit......                       $        (3.60)    $         .86
                                                                            =============      ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                  Total
                                                   General                 Limited                Partners'
                                                   Partner                 Partners               Deficit
                                                 --------------         ---------------        ---------------
Balance at December 31, 1995..............       $   (6,339,886)        $    (4,983,492)       $  (11,323,378)

Net income................................                7,221                 137,202               144,423

Management Incentive Distribution.........             (205,592)                      -              (205,592)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $   (6,538,257)        $    (4,846,290)       $  (11,384,547)
                                                  =============          ==============         =============


Balance at December 31, 1996..............       $   (6,454,008)        $    (4,179,456)       $  (10,633,464)

Net income (loss).........................              874,297                (574,860)              299,437

Management Incentive Distribution.........             (215,025)                      -              (215,025)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (5,794,736)        $    (4,754,316)       $  (10,549,052)
                                                  =============          ==============         =============



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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                   March 31,
                                                                -------------------------------------------
                                                                        1997                      1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,852,396         $     3,664,498
   Cash paid to suppliers............................                   (1,567,827)             (1,542,028)
   Cash paid to affiliates...........................                     (236,850)               (231,469)
   Interest received.................................                       25,894                  26,962
   Interest paid.....................................                     (838,432)               (918,084)
   Interest paid - affiliates........................                      (62,331)                      -
   Property taxes paid...............................                     (237,611)               (303,119)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      935,239                 696,760
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (275,161)               (305,452)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (116,487)               (119,785)
   Management Incentive Distribution.................                     (900,450)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,016,937)               (119,785)
                                                                 -----------------          --------------

Net increase (decrease) in cash and cash equivalents.                     (356,859)                271,523

Cash and cash equivalents at beginning of
   period............................................                    2,351,879               2,030,544
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,995,020         $     2,302,067
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1997                    1996
                                                                  ----------------        ----------------
Net income...........................................             $        299,437        $        144,423
                                                                   ---------------         ---------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                      523,065                 655,713
   Amortization of deferred borrowing costs..........                       40,487                  38,231
   Amortization of discounts on mortgage
     notes payable...................................                        5,883                   5,717
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      106,950                  23,508
     Accounts receivable.............................                      (23,592)               (153,831)
     Prepaid expenses and other assets...............                       86,831                 125,248
     Escrow deposits.................................                     (148,803)               (228,271)
     Accounts payable................................                      (51,071)                 39,815
     Accrued interest................................                        2,413                    (866)
     Accrued interest-affiliates.....................                       (2,900)                      -
     Accrued expenses................................                       61,047                 (21,875)
     Payable to affiliates - General Partner.........                       15,352                  48,031
     Security deposits and deferred rental
       revenue.......................................                       20,140                  20,917
                                                                   ---------------          --------------
       Total adjustments.............................                      635,802                 552,337
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        935,239         $       696,760
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

                        McNEIL REAL ESTATE FUND XI, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1997

NOTE 1.
-------

McNeil Real Estate Fund XI, Ltd. (the "Partnership") was organized June 2, 1980 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert
A. McNeil. The Partnership is governed by an amended and restated limited partnership agreement, dated August 6, 1991 (the "Amended Partnership
Agreement"). The principal place of business for the Partnership and for the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XI, Ltd. c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, TX 75201.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------

Property management fees - affiliates.............       $  186,323   $  182,174
Interest - affiliates.............................           59,431            -
Charged to general and administrative affiliates:
   Partnership administration.....................           65,879       97,326
                                                          ---------    ---------
                                                         $  311,633   $  279,500
                                                          =========    =========

Charged to General Partner's deficit:
   MID............................................       $  215,025   $  205,592
                                                          =========    =========

NOTE 4.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Rock Creek is currently classified as an asset held for sale, no depreciation was recognized effective October 1, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At March 31, 1997, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $80,321 or 2% for the period ended March 31, 1997, as compared to the same period last year. Rental revenue increased $81,389 or 2% for the three months ended March 31, 1997. Interest income decreased by $1,068 or 4% for the period ended March 31, 1997.

Rental revenue for the first three months of 1997 was $3,750,149 as compared to $3,668,760 for the same period in 1996. The increase in rental revenue is primarily due to an increase in occupancy rates at Knollwood and Villa Del Rio along with increases in the rental rates at Acacia Lakes, Knollwood, Sun Valley and Villa Del Rio.

Expenses:

Total Partnership expenses decreased by $74,693 or 2% for the period ending March 31, 1997 as compared to the same period in 1996. Decreases in interest, depreciation, and general and administrative - affiliates were offset by increases in repairs and maintenance.

Interest expense decreased by $73,951 or 8% for the three months ended March 31, 1997 as compared to the same period last year. This decrease is due to the payoff of The Village mortgage note in November 1996 and receiving a mortgage loan from an affiliate.

Interest expense - affiliate increase by $59,431 or 100% due to the mortgage loan from an affiliate in November 1996 on The Village. This loan accrues interest at a rate of prime plus 1% and at March 31, 1997, the interest rate was 8.25%.

Depreciation decreased by $132,648 or 20% for three months ended March 31, 1997 as compared to the same period in 1996. This decrease is mainly due to Rock Creek, which is currently classified as an asset held for sale, for which no depreciation has been recognized since October 1, 1996.

Repairs and maintenance expense for the three months ended March 31, 1997, increased by $71,621 or 17% compared to the same period in 1996. This increase can be attributed to the replacement of appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997. The increase is also due to the increase in grounds maintenance at Acacia Lakes and trash removal at Acacia Lakes, Sun Valley and The Village.

General and administrative expenses increased $6,465 or 13% for the first three months of 1997 as compared to the same period last year. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $31,447 or 32% for the first three months of 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $935,239 through operating activities for the period ending March 31, 1997 as compared to $696,760 for the same period in 1996. This increase is primarily due to an increase in cash from tenants and a reduction in the amount of property taxes escrowed.

The Partnership funded $275,161 in additions to real estate investments for the three months ending March 31, 1997. All of the Partnership's properties continued capital improvement projects to enhance the value of the properties so they can remain competitive in the market.

Financing activities included principal payments on mortgage notes of $116,487 and MID payments of $900,450.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $1,995,020. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The Partnership resumed MID payments during the third quarter of 1996 and will continue making MID payments as long as the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted $1.4 million in capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1997 and 1996, $874,297 and $7,221, respectively, were allocated to the General Partner. The limited partners received allocations of $(574,860) and $137,202 for the three months ended March 31, 1997 and 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $215,025 for the MID has been accrued by the Partnership for the three month period ending March 31, 1997 for the General Partner.

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 159,813 limited partnership units outstanding in 1997 and 1996, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XI, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






May 15, 1997                       By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




May 15, 1997                       By:  /s/  Brandon K. Flaming
--------------                          ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)