Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1997-08-13
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended      June 30, 1997
                           -----------------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                       ---------------      ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,572,654      $     4,572,654
   Buildings and improvements...............................                51,012,004           50,600,784
                                                                        --------------       --------------
                                                                            55,584,658           55,173,438
   Less:  Accumulated depreciation..........................               (33,227,314)         (32,181,184)
                                                                        --------------       --------------
                                                                            22,357,344           22,992,254

Asset held for sale.........................................                 4,229,356            4,203,597

Cash and cash equivalents...................................                 2,514,386            2,351,879
Cash segregated for security deposits.......................                   430,957              403,949
Accounts receivable.........................................                    64,048              204,542
Prepaid expenses and other assets...........................                   120,969              256,151
Escrow deposits.............................................                 1,006,113              662,003
Deferred borrowing costs (net of accumulated
   amortization of $596,675 and $515,702 at
   June 30, 1997 and December 31, 1996,
   respectively)............................................                 1,436,805            1,517,778
                                                                        --------------       --------------
                                                                       $    32,159,978      $    32,592,153
                                                                        ==============       ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    36,442,243      $    36,666,074
Mortgage note payable - affiliate...........................                 2,588,971            2,588,971
Accounts payable............................................                    16,648               52,886
Accrued interest............................................                   273,725              272,189
Accrued interest - affiliate................................                    20,215               23,239
Accrued expenses............................................                   660,178              455,857
Deferred gain - fire  damage................................                         -              174,656
Payable to affiliates - General Partner.....................                 1,915,226            2,558,338
Security deposits and deferred rental revenue...............                   451,725              433,407
                                                                        --------------       --------------
                                                                            42,368,931           43,225,617
                                                                        --------------       --------------

Partners' deficit:
   Limited  partners - 159,813 limited  partnership units
     authorized  and outstanding at June 30, 1997
     and December 31, 1996..................................                (4,311,898)          (4,179,456)
   General Partner..........................................                (5,897,055)          (6,454,008)
                                                                        --------------       --------------
                                                                           (10,208,953)         (10,633,464)
                                                                        --------------       --------------
                                                                       $    32,159,978      $    32,592,153
                                                                        ==============       ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                       Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rent revenue..................     $    3,763,175     $    3,660,607    $    7,513,324     $    7,329,367
   Interest......................             26,967             31,667            52,861             58,629
   Gain on involuntary
     conversion..................            172,987                  -           172,987                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,763,129          3,692,274         7,739,172          7,387,996
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            885,338            948,783         1,772,553          1,909,949
   Interest - affiliate mortgage.             61,444                  -           120,875                  -
   Depreciation..................            523,065            593,040         1,046,130          1,248,753
   Property taxes................            217,794            214,521           435,588            439,182
   Personnel expenses............            418,305            395,593           914,639            881,605
   Utilities.....................            269,997            246,637           546,678            516,572
   Repair and maintenance........            550,002            542,460         1,054,106            974,943
   Property management
     fees - affiliates...........            187,546            182,218           373,869            364,392
   Other property operating
     expenses....................            172,256            198,146           375,354            389,758
   General and administrative....             44,538             31,674           101,220             81,891
   General and administrative -
     affiliates..................             66,130             96,525           132,009            193,851
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,396,415          3,449,597         6,873,021          7,000,896
                                       -------------      -------------     -------------      -------------

Net income.......................     $      566,714     $      242,677    $      866,151     $      387,100
                                       =============      =============     =============      =============

Net income (loss) allocable to
   limited partners..............     $      442,417     $      230,543    $     (132,442)    $      367,745
Net income allocable
   to General Partner............            124,297             12,134           998,593             19,355
                                       -------------      -------------     -------------      -------------
Net income.......................     $      566,714     $      242,677    $      866,151     $      387,100
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit..............     $         2.77     $         1.44    $         (.83)    $         2.30
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1995..............       $   (6,339,886)         $   (4,983,492)       $  (11,323,378)

Net income................................               19,355                 367,745               387,100

Management Incentive Distribution.........             (441,664)                      -              (441,664)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $   (6,762,195)         $   (4,615,747)       $  (11,377,942)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (6,454,008)         $   (4,179,456)       $  (10,633,464)

Net income (loss).........................              998,593                (132,442)              866,151

Management Incentive Distribution.........             (441,640)                      -              (441,640)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $   (5,897,055)         $   (4,311,898)       $  (10,208,953)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Six Months Ended
                                                                                 June 30,
                                                                -------------------------------------------
                                                                        1997                     1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        7,484,507         $     7,375,490
   Cash paid to suppliers............................                   (2,968,518)             (2,789,291)
   Cash paid to affiliates...........................                     (539,730)               (519,761)
   Interest received.................................                       52,861                  58,629
   Interest paid.....................................                   (1,678,278)             (1,838,588)
   Interest paid - affiliates........................                     (123,899)                      -
   Property taxes paid...............................                     (513,947)               (486,140)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,712,996               1,800,339
                                                                 -----------------          --------------

Cash flow from investing activities:
   Additions to real estate investments..............                     (436,979)               (907,667)
   Insurance proceeds from fire......................                      172,987                       -
                                                                 -----------------          --------------
Net cash used in investing activities................                     (263,992)               (907,677)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (235,597)               (237,172)
   Management Incentive Distribution.................                   (1,050,900)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,286,497)               (237,172)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      162,507                 655,500

Cash and cash equivalents at beginning of
   period............................................                    2,351,879               2,030,544
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,514,386         $     2,686,044
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                            Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                        1997                    1996
                                                                  ----------------        ----------------
Net income...........................................             $        866,151        $        387,100
                                                                   ---------------         ---------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                    1,046,130               1,248,753
   Amortization of deferred borrowing costs..........                       80,973                  63,674
   Amortization of discounts on mortgage
     notes payable...................................                       11,766                   9,528
   Gain on involuntary conversion-...................                     (172,987)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (27,008)                  5,157
     Accounts receivable.............................                      (32,493)               (155,112)
     Prepaid expenses and other assets...............                      135,182                 144,356
     Escrow deposits.................................                     (344,110)               (240,498)
     Accounts payable................................                      (37,907)                 49,819
     Accrued interest................................                        1,536                  (1,841)
     Accrued interest-affiliates.....................                       (3,024)                      -
     Accrued expenses................................                      204,321                 (78,527)
     Payable to affiliates - General Partner.........                      (33,852)                 38,482
     Security deposits and deferred rental
       revenue.......................................                       18,318                  28,626
                                                                   ---------------          --------------
       Total adjustments.............................                      846,845               1,413,239
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,712,996         $     1,800,339
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

In November 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, for $2,588,971. The note is secured by Rock Creek Apartments and requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due November 25, 1999.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                            1997        1996
                                                        ----------    ----------

Property management fees - affiliates................   $  373,869    $  364,392
Interest - affiliates................................      120,875             -
Charged to general and administrative affiliates:
   Partnership administration........................      132,009       193,851
                                                         ---------     ---------
                                                        $  626,753    $  558,243
                                                         =========     =========

Charged to General Partner's deficit:
   MID...............................................   $  441,640    $  441,664
                                                         =========     =========

NOTE 4.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Rock Creek is currently classified as an asset held for sale, no depreciation was recognized effective October 1, 1996. On August 1, 1997, the Partnership placed The Park on the market for sale and will accordingly cease recording depreciation charges effective August 1, 1997.

NOTE 5.
-------

On January 8, 1996, 23,347 square feet of Knollwood Apartments was destroyed by fire causing $856,654 in damages. The Partnership has received $681,998 in insurance reimbursements as of December 31, 1996, to cover the cost to repair Knollwood. In 1997, the property received an additional $172,987 in insurance reimbursements. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a gain on involuntary conversion. The Partnership recorded a gain of $172,987 in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At June 30, 1997, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $351,176 or 5% for the period ended June 30, 1997, as compared to the same period last year. Rental revenue increased $183,957 or 3% for the six months ended June 30, 1997. Interest income decreased by $5,768 or 10% for the period ended June 30, 1997. The Partnership also recognized a gain on involuntary conversion of $172,987 as a result of a fire at Knollwood.

Rental revenue for the first six months of 1997 was $7,513,324 as compared to $7,329,367 for the same period in 1996. The increase in rental revenue is primarily due to an increase in occupancy rates at Acacia Lakes and Sun Valley along with increases in the rental rates at Acacia Lakes, Knollwood, Sun Valley and Villa Del Rio.

Expenses:

Total Partnership expenses decreased by $127,875 or 2% for the period ending June 30, 1997 as compared to the same period in 1996. Decreases in interest, depreciation, other property operation and general and administrative - affiliates were offset by increases in repairs and maintenance.

Interest expense decreased by $137,396 or 7% for the six months ended June 30, 1997 as compared to the same period last year. This decrease is due to the payoff of The Village mortgage note in November 1996 and receiving a mortgage loan from an affiliate.

Interest expense - affiliate increase by $120,875 due to the mortgage loan from an affiliate in November 1996 on The Village. This loan accrues interest at a rate of prime plus 1% and at June 30, 1997, the interest rate was 8.5%.

Depreciation decreased by $202,623 or 16% for six months ended June 30, 1997 as compared to the same period in 1996. This decrease is mainly due to Rock Creek, which is currently classified as an asset held for sale, for which no depreciation has been recognized since October 1, 1996.

Repairs and maintenance expense for the six months ended June 30, 1997, increased by $79,163 or 8% compared to the same period in 1996. This increase can be attributed to the replacement of appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997. The increase is also due to the increase in grounds maintenance at Acacia Lakes.

General and administrative expenses increased $19,329 or 24% for the first six months of 1997 as compared to the same period last year. Costs incurred for investor services were paid to an unrelated third party in 1997. In 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $61,842 or 32% for the first six months of 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,712,996 through operating activities for the period ending June 30, 1997 as compared to $1,800,339 for the same period in 1996. This decrease is primarily due to an increase in cash paid to suppliers and an increase in interest paid to affiliates.

The Partnership funded $436,979 in additions to real estate investments for the six months ending June 30, 1997. All of the Partnership's properties continued capital improvement projects to enhance the value of the properties so they can remain competitive in the market. The Partnership also received $172,987 in insurance proceeds due to a fire at Knollwood in January 1996.

Financing   activities   included   principal  payments  on  mortgage  notes  of
$235,597 and MID payments of $1,050,900.

Short-term liquidity:

At June 30, 1997, the Partnership held cash and cash equivalents of $2,514,386. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The Partnership resumed MID payments during the third quarter of 1996 and will continue making MID payments as long as the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted $1.4 million in capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001. In this regard, the Partnerships has placed Rock Creek on the market for sale. The Partnership has also placed The Park on the market for sale as of August 1, 1997.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1997 and 1996, $998,593 and $7,221, respectively, were allocated to the General Partner. The limited partners received allocations of $(132,442) and $137,202 for the six months ended June 30, 1997 and 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $441,640 for the MID has been accrued by the Partnership for the six month period ending June 30, 1997 for the General Partner.

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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XI, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)