Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1997-11-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended      September 30, 1997
                           -----------------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                             1997                1996
                                                                       ----------------     ----------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,407,325      $     4,572,654
   Buildings and improvements...............................                47,002,048           50,600,784
                                                                        --------------       --------------
                                                                            51,409,373           55,173,438
   Less:  Accumulated depreciation..........................               (30,448,759)         (32,181,184)
                                                                        --------------       --------------
                                                                            20,960,614           22,992,254

Assets held for sale........................................                 5,706,270            4,203,597

Cash and cash equivalents...................................                 2,730,009            2,351,879
Cash segregated for security deposits.......................                   402,607              403,949
Accounts receivable.........................................                    38,836              204,542
Prepaid expenses and other assets...........................                   127,175              256,151
Escrow deposits.............................................                 1,131,819              662,003
Deferred borrowing costs (net of accumulated
   amortization of $637,159 and $515,702 at
   September 30, 1997 and December 31, 1996,
   respectively)............................................                 1,396,319            1,517,778
                                                                        --------------       --------------
                                                                       $    32,493,649      $    32,592,153
                                                                        ==============       ==============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................           $    36,326,333      $    36,666,074
Mortgage note payable - affiliate...........................                 2,588,971            2,588,971
Accounts payable............................................                         -               52,886
Accrued interest............................................                   272,806              272,189
Accrued interest - affiliate................................                    20,889               23,239
Accrued expenses............................................                   931,869              455,857
Deferred gain - fire damage.................................                     1,669              174,656
Payable to affiliates - General Partner.....................                 1,920,073            2,558,338
Security deposits and deferred rental revenue...............                   465,693              433,407
                                                                        --------------       --------------
                                                                            42,528,303           43,225,617
                                                                        --------------       --------------

Partners' deficit:
   Limited partners - 159,813 limited partnership units
     authorized  and outstanding at September 30, 1997
     and December 31, 1996..................................                (4,107,870)          (4,179,456)
   General Partner..........................................                (5,926,784)          (6,454,008)
                                                                        --------------       --------------
                                                                           (10,034,654)         (10,633,464)
                                                                        --------------       --------------
                                                                       $    32,493,649      $    32,592,153
                                                                        ==============       ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    3,816,132     $    3,728,509    $   11,329,456     $   11,057,876
   Interest......................             34,629             39,102            87,490             97,731
   Gain on involuntary
     conversion..................                  -                  -           172,987                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,850,761          3,767,611        11,589,933         11,155,607
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            882,605            947,022         2,655,158          2,856,971
   Interest - affiliate mortgage.             62,543                  -           183,418                  -
   Depreciation..................            503,239            612,367         1,549,369          1,861,120
   Property taxes................            217,794            216,796           653,382            655,978
   Personnel expenses............            493,521            439,231         1,408,160          1,320,836
   Utilities.....................            313,379            301,626           860,057            818,198
   Repair and maintenance........            459,527            514,782         1,513,633          1,489,725
   Property management
     fees - affiliates...........            189,258            184,227           563,127            548,619
   Other property operating
     expenses....................            213,088            199,279           588,442            589,037
   General and administrative....             50,370             81,059           151,590            162,950
   General and administrative -
     affiliates..................             65,752             75,804           197,761            269,655
                                       -------------      -------------     -------------      -------------
     Total expenses..............          3,451,076          3,572,193        10,324,097         10,573,089
                                       -------------      -------------     -------------     --------------

Net income.......................     $      399,685     $      195,418    $    1,265,836    $       582,518
                                       =============      =============     =============     ==============

Net income allocable to
   limited partners..............     $      274,397     $       68,817    $       71,586    $       518,355
Net income allocable
   to General Partner............            125,288            126,601         1,194,250             64,163
                                       -------------      -------------     -------------     --------------
Net income.......................     $      399,685     $      195,418    $    1,265,836    $       582,518
                                       =============      =============     =============     ==============

Net income per limited
   partnership unit..............     $         1.72     $          .43    $          .45    $          3.24
                                       =============      =============     =============     ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $   (6,339,886)         $   (4,983,492)       $  (11,323,378)

Net income................................               64,163                 518,355               582,518

Management Incentive Distribution.........             (650,861)                      -              (650,861)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $   (6,926,584)         $   (4,465,137)       $  (11,391,721)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $   (6,454,008)         $   (4,179,456)       $  (10,633,464)

Net income................................            1,194,250                  71,586             1,265,836

Management Incentive Distribution.........             (667,026)                      -              (667,026)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $   (5,926,784)         $   (4,107,870)       $  (10,034,654)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Nine Months Ended
                                                                                September 30,
                                                                -------------------------------------------
                                                                        1997                      1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $       11,357,484         $    10,941,390
   Cash paid to suppliers............................                   (4,498,797)             (4,324,633)
   Cash paid to affiliates...........................                     (794,461)             (1,127,238)
   Interest received.................................                       87,490                  97,731
   Interest paid.....................................                   (2,515,433)             (2,756,487)
   Interest paid - affiliates........................                     (185,768)                      -
   Property taxes paid...............................                     (595,862)               (685,700)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    2,854,653               2,145,063
                                                                 -----------------          --------------

Cash flow from investing activities:
   Additions to real estate investments..............                   (1,020,402)             (1,209,618)
   Insurance proceeds from fire......................                      172,987                       -
                                                                 -----------------          --------------
Net cash used in investing activities................                     (847,415)             (1,209,618)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (357,390)               (357,164)
   Management Incentive Distribution.................                   (1,271,718)               (157,219)
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,629,108)               (514,383)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      378,130                 421,062

Cash and cash equivalents at beginning of
   period............................................                    2,351,879               2,030,544
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,730,009         $     2,451,606
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net income...........................................             $      1,265,836         $       582,518
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating  activities:
   Depreciation......................................                    1,549,369               1,861,120
   Amortization of deferred borrowing costs..........                      121,459                  89,864
   Amortization of discounts on mortgage
     notes payable...................................                       17,649                  13,339
   Gain on involuntary conversion-...................                     (172,987)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        1,342                 (10,618)
     Accounts receivable.............................                       (7,281)               (232,873)
     Prepaid expenses and other assets...............                      128,976                 135,736
     Escrow deposits.................................                     (469,816)               (377,659)
     Accounts payable................................                      (52,886)                (46,090)
     Accrued interest................................                          617                  (2,719)
     Accrued property taxes..........................                      523,093                 450,228
     Accrued interest-affiliates.....................                       (2,350)                      -
     Accrued expenses................................                      (47,081)                (43,535)
     Payable to affiliates - General Partner.........                      (33,573)               (308,964)
     Security deposits and deferred rental
       revenue.......................................                       32,286                  34,716
                                                                   ---------------          --------------
       Total adjustments.............................                    1,588,817               1,562,545
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      2,854,653         $     2,145,063
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                             1997        1996
                                                          ---------    ---------

Property management fees - affiliates................     $ 563,127    $ 548,619
Interest - affiliates................................       183,418            -
Charged to general and administrative affiliates:
   Partnership administration........................       197,761      269,655
                                                           --------     --------
                                                          $ 944,306    $ 818,274
                                                           ========     ========

Charged to General Partner's deficit:
   MID...............................................     $ 667,026    $ 650,861
                                                           ========     ========

NOTE 4.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. On August 1, 1997, the Partnership placed The Park on the market for sale and accordingly ceased recording depreciation charges effective August 1, 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At September 30, 1997, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $83,150 and $434,326 for the three and nine months ended September 30, 1997, respectively, as compared to the same period last year. Rental revenue increased $271,580 or 3% for the nine months ended September 30, 1997. Interest income decreased by $10,241 or 11% for the period ended September 30, 1997. The Partnership also recognized a gain on involuntary conversion of $172,987 as a result of a fire at Knollwood.

Rental revenue for the first nine months of 1997 was $11,329,456 as compared to $11,057,876 for the same period in 1996. The increase in rental revenue is primarily due to an increase in occupancy rates at Acacia Lakes along with increases in the rental rates at Acacia Lakes, Knollwood, Sun Valley and Villa Del Rio.

Expenses:

Total Partnership expenses decreased by $121,117 and $248,992 for the three and nine months ended September 30, 1997, respectively, as compared to the same period in 1996. Decreases in interest, depreciation and general and administration - affiliates were offset by increases in personnel expenses, utilities and repairs and maintenance.

Interest expense decreased by $201,813 or 7% for the nine months ended September 30, 1997 as compared to the same period last year. This decrease is due to the payoff of The Village mortgage note in November 1996 and receiving a mortgage loan from an affiliate.

Interest expense - affiliate increase by $183,418 due to the mortgage loan from an affiliate in November 1996 on The Village. This loan accrues interest at a rate of prime plus 1% and at September 30, 1997, the interest rate was 9.5%.

Depreciation decreased by $311,751 or 17% for nine months ended September 30, 1997 as compared to the same period in 1996. This decrease is mainly due to Rock Creek, which is currently classified as an asset held for sale, for which no depreciation has been recognized since October 1, 1996. The Park was also classified as an asset held for sale as of August 1, 1997, and no depreciation has been since that date.

Personnel expense increased $87,324 or 7% for the first nine months of 1997 as compared to the same period last year. This increase is primarily due to an increase in employee insurance.

General and administrative expenses decreased $11,360 or 7% for the first nine months of 1997 as compared to the same period last year. In 1996, the Partnership incurred costs to evaluate and disseminate information regarding an unsolicited tender offer. The decrease was partially offset by charges for investor services, which beginning in 1997, are provided by a third party vendor. In 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $71,894 or 27% for the first nine months of 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,854,653 through operating activities for the period ending September 30, 1997 as compared to $2,145,063 for the same period in 1996. This increase is due to an increase in cash received from tenants and a reduction in the cash paid to affiliates.

The Partnership funded $1,020,402 in additions to real estate investments for the nine months ending September 30, 1997. All of the Partnership's properties continued capital improvement projects to enhance the value of the properties so they can remain competitive in the market. The Partnership also received $172,987 in insurance proceeds due to a fire at Knollwood in January 1996.

Financing activities included principal payments on mortgage notes of $357,390 and MID payments of $1,271,718.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $2,730,009. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The Partnership resumed MID payments during the third quarter of 1996 and will continue making MID payments as long as the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted $1.4 million in capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended
September 30, 1997 and 1996, $1,194,250 and $64,163, respectively, were allocated to the General Partner. The limited partners received allocations of $71,586 and $518,355 for the nine months ended September 30, 1997 and 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $667,026 for the MID has been accrued by the Partnership for the nine month period ending September 30, 1997 for the General Partner.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1997.

(b)      Reports  on   Form 8-K.  There were no reports on Form 8-K filed during
         the quarter ended  September 30, 1997.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XI, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






November 14, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 14, 1997                 By:  /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)