Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1998-03-31
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended           December 31, 1997
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code      (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   ---------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

On September 18, 1980, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $80,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 1, 1981, with 160,000 Units sold at $500 each, or gross proceeds of $80,000,000 to the Partnership. In addition, the original general partners purchased a total of 140 Units for $70,000. During the years 1993 through 1995, 327 Units were rescinded leaving 159,813 Units outstanding as of December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1997, the Partnership owned eight income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Rock Creek Apartments and The Park Apartments on the market for sale effective October 1, 1996 and August 1, 1997, respectively. The Partnership has received an offer from an unaffiliated buyer for the purchase of The Park Apartments for $4.9 million and is currently evaluating the terms and conditions of this offer.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters :

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

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $63 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $104.50 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 11.65% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Item 8 - Note 6 - "Mortgage Note Payable - Affiliate." See also
Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                               1997            Date
Property              Description           of Property          Debt           Property Tax      Acquired
--------              -----------         --------------    --------------      ------------      --------
Acacia Lakes (1)      Apartments
Mesa, AZ              576 units           $    5,931,007    $    8,773,421      $    104,096        5/81

Gentle Gale (2)       Apartments
Galveston, TX         133 units                1,684,759         2,539,656            75,393        5/81

Knollwood (3)         Apartments
Kansas City, MO       315 units                2,949,982         4,379,253            73,924        5/81

Sun Valley (4)        Apartments
Charlotte, NC         311 units                4,254,566         6,451,832           106,764        8/81

Villa Del Rio (5)     Apartments
Jacksonville, FL      444 units                4,133,339         5,442,120           183,301        5/81

The Village (6)       Apartments
Gresham, OR           152 units                1,723,534         2,588,971            83,469        5/81
                                           -------------     -------------       -----------
                                          $   20,677,187    $   30,175,253      $    626,947
                                           =============     =============       ===========


Assets held for sale:

The Park (7)          Apartments
Joplin, MO            192 units           $    1,341,317    $    2,571,755      $     22,144        3/81

Rock Creek            Apartments
Portland, OR          388 units                4,569,548         6,049,641           144,903        2/81
                                           -------------     -------------       -----------
                                          $    5,910,865    $    8,621,396      $    167,047
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

(4) Sun Valley Apartments is owned by Sun Valley Fund XI Associates, a general partnership, which is wholly-owned by the Partnership and the General Partner.

(5)    Villa Del  Rio  Apartments  is  owned  by   Villa Del Rio Fund XI Limited
       Partnership  which is  wholly-owned  by the Partnership.

(6) The Village Apartments is owned by Village Fund XI Associates, a limited partnership, which is wholly-owned by the Partnership and the General Partner.

(7) The Park Apartments is owned by The Park Fund XI Associates, a general partnership, which is wholly-owned by the Partnership and the General Partner.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1997           1996            1995            1994         1993
                                    -------------  -------------  --------------  -------------  -----------
Acacia Lakes
   Occupancy Rate............             95%             94%            96%            97%             98%
   Rent Per Square Foot......           $7.92           $7.73          $7.44          $6.64           $5.94

Gentle Gale
   Occupancy Rate............             93%             90%            88%            93%             98%
   Rent Per Square Foot......           $7.90           $7.78          $7.86          $7.83           $7.70

Knollwood
   Occupancy Rate............             97%             96%            96%            93%             98%
   Rent Per Square Foot......           $6.06           $5.72          $5.53          $5.17           $4.77

Sun Valley
   Occupancy Rate............             96%             96%            97%            97%             87%
   Rent Per Square Foot......           $7.81           $7.40          $7.12          $6.51           $5.81

Villa Del Rio
   Occupancy Rate............             92%             96%           100%            98%             92%
   Rent Per Square Foot......           $5.76           $5.67          $5.46          $4.98           $4.87

The Village
   Occupancy Rate............             98%             96%           100%           100%             97%
   Rent Per Square Foot......           $8.31           $8.27          $7.96          $7.76           $7.52

                                        1997           1996            1995            1994         1993
                                    -------------  -------------  --------------  -------------  -----------
Assets held for sale:

The Park
   Occupancy Rate............             92%             94%            90%            91%             93%
   Rent Per Square Foot......           $6.13           $6.25          $6.18          $6.23           $5.98

Rock Creek
   Occupancy Rate............             94%             95%            99%            94%             98%
   Rent Per Square Foot......           $8.35           $8.27          $7.91          $7.54           $7.25

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Acacia Lakes
------------

Due to a substantial investment of capital since 1992, Acacia Lakes has increased its rent per square foot by 33% over the last five years. Currently, the property is slightly above the average market occupancy rate of 94%. Over the last year, 6,295 multi-family units were added to the Mesa submarket. Strong employment growth is expected to add renters to the market and provide positive absorption. Rental rates at Acacia Lakes are lower than the market rate.

Gentle Gale
-------------

Gentle Gale is located in Galveston, Texas, where the local economy is dependent upon the University of Texas Medical Branch and tourism. Over the last few years the economy has been sluggish. Gentle Gale experienced a slight increase in its occupancy rate and is currently at 93%. Gentle Gale competes with properties that are newer and offer better amenity packages. Rental rates at Gentle Gale are just below many of their competitors in the market. In 1998 an additional 220 units are going to be added to the already soft market. The property has been upgrading the units and offering rental discounts to remain competitive in the market.

Knollwood
---------

Knollwood finished 1997 above the average market occupancy rate of 94%. The current rental rates for Knollwood's townhouses and one and two bedroom apartments are comparable to the market rate. Continued capital improvements are planned to improve the curb appeal and upgrade the apartments to take advantage of the strong market conditions.

Sun Valley
----------

Strong market conditions are beginning to stimulate new developments in the area surrounding Sun Valley. Currently, 3,906 units are under construction in the Charlotte market with numerous other projects in the planning stages. The market began to soften in 1997 and the continued heavy development will continue to increase the market competitiveness in 1998. With the capital improvements made at the property over the last few years, the property has been able to stay competitive with the newer properties. Sun Valley finished 1997 above the market average occupancy rate of 94%.

Villa Del Rio
-------------

Villa Del Rio's occupancy rate finished 1997 below the market average of 93%. The overall occupancy rate for the Jacksonville market has experienced a two year low. During 1997, 2,800 units were added to the market with other projects in the planning stages. Villa Del Rio's advantage over its competitors is design and layout of the property. All units are single story apartments and the property is spread over 25 acres.

The Village
-----------

The Village finished the year slightly above the Gresham market occupancy rate of 96%. The expanding economy in Portland is beginning to slow after a six year growth period. The new construction over the last couple of years has softened the market with higher vacancies and rental concessions. The market rental rate is slightly lower than the rental rate at The Village. The Village should continue to remain competitive in the marketplace.

Assets held for sale:

The Park
--------

The Park is the largest apartment community in Joplin, Missouri where the market's average occupancy rate is 90%. The local economy is expected to remain stable; however, over the last four years the market has experienced an increase of 57% in available units. The new units are entering the marketplace with lower rental rates than The Park. To remain competitive in the market, The Park has discounted rents.

Rock Creek
----------

Rock Creek continues to out perform the market and finished the year at 94% occupancy. The Portland market has become saturated with new multi-family units with the addition of 2,747 units in 1997. Over the past few years the property has been upgrading the interiors of the units as well as improving the outside appearances with landscaping and a renovation of the clubhouse and office. These enhancements have allowed the property to remain competitive in the market and compete with the new apartments being built in the area.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

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

         Limited partnership units                7,400 as of January 31, 1998

 (C) No distributions were made to the limited partners during 1997 or 1996. In the last week of March 1998, the Partnership distributed approximately $2,000,000 to the limited partners of record at March 1, 1998. The Partnership accrued distributions of $905,153 and $902,697 for the benefit of the General Partner for the years ended December 31, 1997 and 1996, respectively. Total distributions of $2,078,468 remain unpaid at December 31, 1997. These distributions relate to the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will be resumed to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                               Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue.................    $   15,187,999  $  14,855,652  $   14,304,055  $  13,313,091  $  12,527,359
Total revenue..................        15,536,941     15,582,063      14,451,813     13,425,413     12,757,233
Income (loss) before
  extraordinary items..........         1,744,719      1,592,611         307,243       (193,822)    (1,038,150)
Extraordinary items............                 -              -               -              -       (521,380)
Net income (loss)..............         1,744,719      1,592,611         307,243       (193,822)    (1,559,530)

Net income (loss) per limited
  partnership unit:
Income (loss) before
  extraordinary items..........      $       3.61  $        5.03  $         1.83  $       (3.98) $       (6.16)
Extraordinary items............                 -              -               -              -          (3.22)
                                     ------------   ------------   -------------   ------------   ------------
Net income (loss)..............      $       3.61  $        5.03  $         1.83  $       (3.98) $       (9.38)
                                      ===========   ============   =============   ============   ============

                                                            As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments, net...    $   20,677,187  $  22,992,254  $   27,251,831 $   27,916,213  $  28,103,619
Assets held for sale...........         5,910,865      4,203,597               -              -              -
Total assets...................        32,369,919     32,592,153      32,508,764     33,355,998     34,963,327
Mortgage notes payable, net....        38,796,649     39,255,045      39,684,440     40,090,432     40,463,926
Partners' deficit..............        (9,793,898)   (10,633,464)    (11,323,378)   (10,759,568)    (9,796,298)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1997, the Partnership owned eight apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total Partnership revenues for 1997 decreased by $45,122 as compared to 1996. Rental revenue increased $332,347 or 2%. In 1997, the Partnership recognized a gain on involuntary conversion of $219,628 for fires at The Park, The Village and Knollwood as compared to $598,859 in 1996.

Rental revenue for 1997 was $15,187,999 as compared to $14,855,652 for 1996. This increase of $332,347 is due to an increase in the rental rates at seven of the eight Partnership's properties, offset by decreases in the occupancy rates at three of the eight Partnership's properties.

Expenses:

Total Partnership expenses decreased by $197,230 for the year ended December 31, 1997 as compared to 1996. Decreases in depreciation, general and administrative, and general and administrative - affiliates were offset by increases in repairs and maintenance and interest - affiliate.

Interest expense decreased by $249,546 or 7% as compared to the same period last year. This decrease is due to the November 1996 refinancing of the mortgage note on The Village with an affiliate mortgage note. As a result of this refinancing, interest expense - affiliates increased by $221,118 for the year ended December 31, 1997.

Depreciation declined by $289,254 or 12% for the period ended December 31, 1997 as compared to the same period in 1996. This decrease is mainly due to Rock Creek, which is currently classified as an asset held for sale, for which no depreciation has been recognized since October 1, 1996. The Park was also classified as an asset held for sale as of August 1, 1997, and no depreciation has been recognized since that date.

Repairs and maintenance expense increased by $211,296 or 11% for the period ended December 31, 1997 compared to the same period in 1996. The increase can be attributed to increases in service expenses and the replacement of carpeting. Carpet replacements of $162,461 for three of the Partnership properties, which met the Partnership's criteria for capitalization in 1996, were expensed in 1997.

General and administrative expenses decreased $234,637 or 54% for the year ended December 31, 1997 as compared to the same period last year. In 1996, the Partnership incurred costs to evaluate and disseminate information regarding an unsolicited tender offer. The decrease was slightly offset by charges for investor services, which beginning in 1997, was provided by a third party vendor. In 1996, these costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates.

General and administrative - affiliates expense decreased by $74,448 or 22% for 1997 as compared to the same period last year due to the reduction of overhead expenses allocable to the Partnership. Allocated expenses decreased in part due to investor services being performed by an unrelated third party in 1997, as discussed above.

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

Repairs and maintenance expense increased by $203,664 or 12% for the year ended December 31, 1996 compared to the same period in 1995. The increase can be attributed to increases in service expenses and the replacement of carpeting. Carpet replacements of $282,252 for five of the Partnership's eight properties, which met the Partnership's criteria for capitalization based in 1995, were expensed in 1996.

Other property operating expense for the year ended December 31, 1996 decreased by $124,026 or 14% as compared to 1995. This decrease is primarily due to a decrease in hazard insurance, with additional decreases in training and seminars and bad debts in 1996.

General and administrative expenses increased $38,744 or 10% for the year ended December 31, 1996 as compared to the same period in 1995. The increase is due to costs incurred by the Partnership for the year ended December 1996, to evaluate and disseminate information regarding an unsolicited tender offer. See Item 1 - Business.

General and administrative - affiliates expenses decreased $119,084 or 26% for the year ended December 31, 1996 as compared to the same period in 1995. This decrease is due to the reduction of overhead expenses allocable to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, the Partnership held cash and cash equivalents of $3,045,785, up $693,906 as compared to 1996.

The Partnership has experienced positive cash flow from operations of $9,461,642 for the three years ended December 31, 1997. During 1996, the Partnership received a mortgage loan from affiliates of $2,588,971. The Partnership has also received $942,162 in insurance proceeds for the three years ended December 31, 1997. Over the last three years the Partnership has used cash to fund $5,803,441 in additions to real estate investments, $3,950,822 in principal payments, $13,157 for additions to deferred borrowing costs and $2,178,937 for the payment of the MID.

The Partnership generated $3,703,741 through operating activities in 1997 as compared to $3,412,005 in 1996. The increase of $291,736 can be attributed to the increase in tenant receipts as a result of the increased rental rates at seven of the Partnership's properties and a decrease in the cash paid to affiliates.

The Partnership generated $3,412,005 through operating activities in 1996 as compared to $2,345,896 in 1995. The increase of $1,066,109 can be attributed to the increase in tenant receipts as a result of the increased rental rates at all the Partnership's properties and a decrease in the cash paid to affiliates.

The Partnership has funded $5,803,441 in additions to real estate investments over the last three years ended December 31, 1997. These capital expenditures are necessary to allow the Partnership's aging properties to maintain their appeal to current and prospective tenants.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.3 million of capital improvements for 1998, to be funded from property operations and cash reserves.

At December 31, 1997, the Partnership held cash and cash equivalents of $3,045,785. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates continuing MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $5.8 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Rock Creek Apartments and The Park Apartments on the market for sale effective October 1, 1996 and August 1, 1997, respectively. The Partnership has received an offer from an unaffiliated buyer for the purchase of The Park Apartments for $4.9 million and is currently evaluating the terms and conditions of this offer.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for each of the three years in the period ended December 31, 1997, $1,167,537, $788,575 and $15,362, respectively, of net income was allocated to the General Partner. The limited partners received allocations of net income of $577,182, $804,036 and $291,881 for the three year period ended December 31, 1997, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. In light of improving property performance and sufficient cash reserves, during the last week of March 1998, the General Partner distributed approximately $2,000,000 to unit holders of record as of March 1, 1998. This distribution has been made from cash revenues and operations of the Partnership. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners. A distribution of $905,153 for the MID has been accrued by the Partnership for the year ended December 31, 1997 for the General Partner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

                                                                                                      Page
                                                                                                      Number

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1997 and 1996...................................                       16

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       17

   Statements of Partners' Deficit for each of the three years
      in the period ended December 31, 1997.......................................                       18

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       30









All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XI, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XI, Ltd. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XI, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                        McNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,407,325      $    4,572,654
   Buildings and improvements...............................                47,211,527          50,600,784
                                                                        --------------       -------------
                                                                            51,618,852          55,173,438
   Less:  Accumulated depreciation..........................               (30,941,665)        (32,181,184)
                                                                        --------------       -------------
                                                                            20,677,187          22,992,254

Assets held for sale........................................                 5,910,865           4,203,597

Cash and cash equivalents...................................                 3,045,785           2,351,879
Cash segregated for security deposits.......................                   413,487             403,949
Accounts receivable.........................................                    40,018             204,542
Prepaid expenses and other assets...........................                   242,961             256,151
Escrow deposits.............................................                   683,785             662,003
Deferred borrowing costs, net of accumulated
   amortization of $677,649 and $515,702 at
   December 31, 1997 and 1996, respectively.................                 1,355,831           1,517,778
                                                                        --------------       -------------
                                                                       $    32,369,919      $   32,592,153
                                                                        ==============       ==============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    36,207,678      $   36,666,074
Mortgage note payable - affiliate...........................                 2,588,971           2,588,971
Accounts payable............................................                         -              52,886
Accrued interest............................................                   292,766             295,428
Accrued expenses............................................                   382,446             455,857
Deferred gain...............................................                         -             174,656
Payable to affiliates - General Partner.....................                 2,231,389           2,558,338
Security deposits and deferred rental income................                   460,567             433,407
                                                                        --------------       -------------
                                                                            42,163,817          43,225,617
                                                                        --------------       -------------


Partners' deficit:
     Limited partners - 159,813 limited partnership
       units issued and outstanding at December 31,
       1997 and 1996........................................                (3,602,274)         (4,179,456)
     General Partner........................................                (6,191,624)         (6,454,008)
                                                                        --------------       -------------
                                                                            (9,793,898)        (10,633,464)
                                                                        --------------       -------------
                                                                       $    32,369,919      $   32,592,153
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997                1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   15,187,999     $   14,855,652    $    14,304,055
   Interest................................               129,314            127,552            147,758
   Gain on involuntary conversion..........               219,628            598,859                  -
                                                    -------------      -------------     --------------
     Total revenue.........................            15,536,941         15,582,063         14,451,813
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             3,535,009          3,784,555          3,905,403
   Interest - affiliates...................               244,738             23,620                  -
   Depreciation............................             2,083,616          2,372,870          2,484,425
   Property taxes..........................               793,994            787,865            799,717
   Personnel expenses......................             1,808,610          1,716,875          1,722,218
   Repairs and maintenance.................             2,133,196          1,921,900          1,718,236
   Property management fees -
     affiliates............................               752,909            734,247            711,435
   Utilities...............................             1,161,104          1,093,688          1,044,938
   Other property operating expenses.......               809,790            775,491            899,517
   General and administrative..............               197,770            432,407            393,663
   General and administrative -
     affiliates............................               271,486            345,934            465,018
                                                    -------------      -------------     --------------
     Total expenses                                    13,792,222         13,989,452         14,144,570
                                                    -------------      -------------     --------------

Net income.................................        $    1,744,719     $    1,592,611    $       307,243
                                                    =============      =============     ==============

Net income allocable to limited
   partners................................        $      577,182     $      804,036    $       291,881
Net income allocable to General
   Partner.................................             1,167,537            788,575             15,362
                                                    -------------      -------------     --------------
Net income.................................        $    1,744,719     $    1,592,611    $       307,243
                                                    =============      =============     ==============

Net income per limited partnership unit:
   Net income..............................        $         3.61     $         5.03    $          1.83
                                                    =============      =============     ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                    Total
                                                     General                 Limited                Partners'
                                                     Partner                 Partners               Deficit
                                                 ----------------        ----------------     -----------------
Balance at December 31, 1994..............       $    (5,484,195)        $    (5,275,373)     $    (10,759,568)

Net income................................                15,362                 291,881               307,243

Management Incentive Distribution.........              (871,053)                      -              (871,053)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............            (6,339,886)             (4,983,492)          (11,323,378)

Net income................................               788,575                 804,036             1,592,611

Management Incentive Distribution.........              (902,697)                      -              (902,697)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............            (6,454,008)             (4,179,456)          (10,633,464)

Net income................................             1,167,537                 577,182             1,744,719

Management Incentive Distribution.........              (905,153)                      -              (905,153)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $    (6,191,624)        $    (3,602,274)      $    (9,793,898)
                                                  ==============          ==============        ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants..............        $   15,197,251     $   14,877,289    $    14,298,528
   Cash paid to suppliers..................            (6,259,909)        (5,836,491)        (5,477,026)
   Cash paid to affiliates.................              (984,779)        (1,369,172)        (2,115,099)
   Interest received.......................               129,314            127,552            147,758
   Interest paid...........................            (3,352,192)        (3,645,580)        (3,676,175)
   Interest paid to affiliates.............              (244,738)           (23,620)                 -
   Property taxes paid.....................              (781,206)          (717,973)          (832,090)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             3,703,741          3,412,005          2,345,896
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (1,516,353)        (2,467,045)        (1,820,043)
   Insurance proceeds from fire............               260,164            681,998                  -
   Insurance proceeds from hail
     damage................................                     -             67,016                  -
                                                    -------------      -------------     --------------
Net cash used in investing activities......            (1,256,189)        (1,718,031)        (1,820,043)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................              (481,928)        (3,041,234)          (427,660)
   Deferred borrowing costs paid...........                     -            (13,157)                 -
   Mortgage loan from affiliate............                     -          2,588,971                  -
   Management Incentive Distribution.......            (1,271,718)          (907,219)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (1,753,646)        (1,372,639)          (427,660)
                                                    -------------      -------------     --------------

Net increase in cash and
     cash equivalents......................               693,906            321,335             98,193

Cash and cash equivalents at
     beginning of year.....................             2,351,879          2,030,544          1,932,351
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    3,045,785     $    2,351,879    $     2,030,544
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Note 7.


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                          For the Years Ended December 31,
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Net income.................................        $    1,744,719     $    1,592,611    $       307,243
                                                    -------------      -------------     --------------

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Gain on involuntary conversion..........              (219,628)          (598,859)                 -
   Depreciation............................             2,083,616          2,372,870          2,484,425
   Amortization of discounts on
     mortgage notes payable................                23,532             22,868             21,668
   Amortization of deferred borrowing
     costs.................................               161,947            123,008            145,498
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (9,538)           (17,824)           (22,276)
     Accounts receivable...................               (10,132)             1,441             (6,750)
     Prepaid expenses and other
       assets..............................                13,190             20,634             85,124
     Escrow deposits.......................               (21,782)           175,504             79,449
     Accounts payable......................               (52,886)            (9,170)           (50,679)
     Accrued interest......................                (2,662)            (6,901)            62,062
     Accrued expenses......................               (73,411)            (1,127)           138,356
     Payable to affiliates - General
       Partner.............................                39,616           (288,991)          (938,646)
     Security deposits and deferred
       rental income.......................                27,160             25,941             40,422
                                                    -------------      -------------     --------------

         Total adjustments.................             1,959,022          1,819,394          2,038,653
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    3,703,741     $    3,412,005    $     2,345,896
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
-------------

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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1997, the Partnership owned eight income-producing properties as described in Note 4 - Real Estate Investments.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Rock Creek Apartments and The Park Apartments on the market for sale effective October 1, 1996 and August 1, 1997, respectively. The Partnership has received an offer from an unaffiliated buyer for the purchase of The Park Apartments for $4.9 million and is currently evaluating the terms and conditions of this offer.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1997, 1996 and 1995. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is both negative or immaterial.

                                                    % of Ownership Interest
   Tier Partnership                              Partnership     General Partner

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Assets Held for Sale
--------------------

The assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceased at the time they were placed on the market for sale.

Depreciation

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, in an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1997, 1996 or 1995. The Partnership accrued distributions of $905,153, $902,697 and $871,503 for the benefit of the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. During the last week of March 1998, the Partnership plans to distribute approximately $2,000,000 to the limited partners of record at March 1, 1998.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding. Per Unit information has been computed based on 159,813 Units outstanding in 1997, 1996 and 1995.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value per Unit, as defined. No Units were issued in payment of the MID in 1997, 1996 or 1995.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1997, 1996 or 1995 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:
                                             For the Years Ended December 31,
                                          --------------------------------------
                                             1997          1996        1995
                                          -----------  -----------  ------------
Property management fees - affiliates...  $   752,909  $   734,247  $    711,435
Interest - affiliates...................      244,738       23,620             -
Charged to general and
   administrative - affiliates:
   Partnership administration...........      271,486      345,934       465,018
                                           ----------   ----------   -----------
                                          $ 1,269,133  $ 1,103,801  $  1,176,453
                                           ==========   ==========   ===========
Charged to General Partner's deficit:
   MID..................................  $   905,153  $   902,697  $    871,053
                                           ==========   ==========   ===========

Payable to affiliates - General Partner at December 31, 1997 and 1996 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. In 1997 and 1996, the Partnership paid $1,271,718 and $907,219, respectively, from cash reserves for the MID. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

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

The Partnership's net assets and liabilities for tax purposes were less than the net assets and liabilities for financial reporting purposes by $261,840 in 1997, $831,834 in 1996 and $62,005 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                   Buildings and        Accumulated          Net Book
       1997                         Land           Improvements         Depreciation           Value
       ----                    --------------      --------------     ---------------     ---------------
Acacia Lakes
   Mesa, AZ                    $    1,953,090      $   13,280,033     $    (9,302,116)    $     5,931,007
Gentle Gale
   Galveston, TX                      450,155           3,768,457          (2,533,853)          1,684,759
Knollwood
   Kansas City, MO                    330,547           7,257,557          (4,638,122)          2,949,982
Sun Valley
   Charlotte, NC                      562,797           8,654,858          (4,963,089)          4,254,566
Villa Del Rio
   Jacksonville, FL                   636,634           9,760,851          (6,264,146)          4,133,339
The Village
   Gresham, OR                        474,102           4,489,771          (3,240,339)          1,723,534
                                -------------       -------------       -------------       -------------
                               $    4,407,325      $   47,211,527      $  (30,941,665)     $   20,677,187
                                =============       =============       =============       =============

                                                   Buildings and        Accumulated          Net Book
       1996                         Land           Improvements         Depreciation           Value
       ----                    --------------      --------------     ---------------     ---------------
Acacia Lakes                   $    1,953,090      $   13,054,618      $   (8,748,631)     $    6,259,077
Gentle Gale                           450,155           3,685,626          (2,351,872)          1,783,909
Knollwood                             330,547           7,084,066          (4,299,937)          3,114,676
The Park (a)                          165,329           4,354,026          (3,192,577)          1,326,778
Sun Valley                            562,797           8,488,851          (4,619,613)          4,432,035
Villa Del Rio                         636,634           9,540,354          (5,886,698)          4,290,290
The Village                           474,102           4,393,243          (3,081,856)          1,785,489
                                -------------       -------------       -------------       -------------
                               $    4,572,654      $   50,600,784      $  (32,181,184)     $   22,992,254
                                =============       =============       =============       =============

(a) Effective August 1, 1997, management placed The Park, located in Joplin, Missouri, on the market for sale. Therefore, at December 31, 1997, The Park is classified as an asset held for sale at a net book value of $1,341,317. The Partnership has received an offer from an unaffiliated buyer for the purchase of The Park Apartments for $4.9 million and is currently evaluating the terms and conditions of this offer.

On October 1, 1996, the General Partner placed Rock Creek Apartments, located in Portland, Oregon, on the market for sale. The property was classified as an asset held for sale at December 31, 1997 and 1996. The net book value of the property was $4,569,548 and $4,203,497 at December 31, 1997 and 1996,
respectively.

The results of operations for the assets held for sale at December 31, 1997 are $671,919, $263,104 and $26,412 for 1997, 1996 and 1995, respectively. Results of operations are operating revenues less operating expenses including interest expense and depreciation expense.

The Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Notes 5 and 6.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1997 and 1996. All mortgage notes are secured by real estate investments or the assets held for sale.

                         Mortgage           Annual      Monthly
                         Lien               Interest    Payments/                       December 31,
Property                 Position    (a)    Rates %     Maturity Date (d)           1997                1996
--------                 ---------------  ----------   -----------------      ---------------     --------------
Acacia Lakes             First                8.700    $   71,069    01/01     $    8,773,421    $     8,858,883
                                                                                -------------     --------------

Gentle Gale (c)          First                8.150        22,327    07/03          2,589,676          2,644,107
                         Discount (b)                                                 (50,020)           (57,508)
                                                                                -------------     --------------
                                                                                    2,539,656          2,586,599
                                                                                -------------     --------------

Knollwood                First                7.750        32,506    05/24          4,379,253          4,427,873
                                                                                -------------     --------------

The Park                 First               10.500        24,021    05/24          2,571,755          2,588,973
                                                                                -------------     --------------

Rock Creek               First               11.875        67,860    02/01          6,049,641          6,139,670
                                                                                -------------     --------------

Sun Valley               First                7.875        48,384    06/24          6,451,832          6,521,362
                                                                                -------------     --------------

Villa Del Rio (c)        First                8.150        47,843    07/03          5,549,306          5,665,944
                         Discount (b)                                                (107,186)          (123,230)
                                                                                -------------     ---------------
                                                                                    5,442,120          5,542,714
                                                                                -------------     --------------

                                                                               $   36,207,678    $    36,666,074
                                                                                =============     ==============

(a)  The debt is non-recourse to the Partnership.

(b)   Discounts are based on an effective interest rate of 8.62%.

(c) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(d)   Balloon payments on the mortgage notes are due as follows:

           Property                       Balloon Payment       Date
           --------                       ---------------       ----

        Acacia Lakes                       $ 8,468,000          01/01
        Rock Creek                           5,704,000          02/01
        Gentle Gale                          2,197,000          07/03
        Villa Del Rio                        4,707,000          07/03

Scheduled principal maturities of the mortgage notes, before consideration of discounts of $157,206, are as follows:

                                            Real Estate      Assets Held
                                            Investments        For Sale
                                           ------------     ------------

        1998....................           $    406,479     $    120,437
        1999....................                440,977          135,252
        2000....................                478,412          151,894
        2001....................              8,865,876        5,732,113
        2002....................                431,266           29,040
        Thereafter..............             17,120,478        2,452,660
                                            -----------       ----------
          Total.................           $ 27,743,488      $ 8,621,396
                                            ===========       ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $38,601,000 as of December 31, 1997 and $36,770,000 as of December 31, 1996.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following sets forth the mortgage note payable - affiliate of the Partnership at December 31, 1997 and 1996. The mortgage note is secured by the real estate investment.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                   December 31,
Property                 Position    (a)  Rates %      Maturity Date            1997            1996
--------                 ---------------  -------    -------------------    -----------     ------------

The Village (b)          First              (c)      Variable      11/99    $ 2,588,971     $  2,588,971
                                                                             ==========      ===========

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

(c) The note requires monthly payments of interest only equal to the prime lending rate plus 1%. At December 31, 1997 and 1996, the prime rate was 8.50% and 8.25%, respectively.

Under the terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On January 25, 1997, a fire destroyed two units at The Park. The Partnership received $37,624 in insurance reimbursements to cover the cost of repairs. Insurance reimbursements received in excess of the basis of the property damage were recorded as a $22,630 gain on involuntary conversion.

On January 20, 1997, a fire destroyed three units at The Village. The Partnership received $49,552 in insurance reimbursements to cover the cost of repairs. Insurance reimbursements received in excess of the basis of the property damage were recorded as a $24,010 gain on involuntary conversion.

On January 8, 1996, 23,347 square feet of Knollwood Apartments were destroyed by fire causing approximately $857,000 in damages. The Partnership received $681,998 in insurance reimbursements as of December 31, 1996, to cover the cost to repair Knollwood. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $531,843 gain on involuntary conversion during 1996. In 1997, the Partnership received an additional $172,988 in insurance reimbursements, all of which was recorded as a gain on involuntary conversion.

In 1994, the Partnership received $67,016 in insurance proceeds to cover the cost of repairs caused by a hail storm in August 1994 at Knollwood Apartments. The insurance proceeds were placed in escrow until completion of repairs. During 1996, the Partnership completed the repairs, received the proceeds that had been held in escrow, and recorded a $67,016 gain on the involuntary conversion.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                       Costs
                                                       Initial Cost (b)           Cumulative        Capitalized
                          Related (b)                         Buildings and      Write-down for     Subsequent
Description               Encumbrances         Land           Improvements      Impairment (d)     To Acquisition
-----------               ----------------   --------------------------------   ---------------   ----------------
APARTMENTS:
Acacia Lakes
   Mesa, AZ                $    8,773,421    $    1,953,090    $   10,784,729     $          -    $    2,495,304

Gentle Gale
   Galveston, TX                2,539,656           450,155         2,925,081          (21,141)          864,517

Knollwood
   Kansas City, MO              4,379,253           330,547         5,122,225                -         2,135,332

Sun Valley
   Charlotte, NC                6,451,832           562,797         7,056,988                -         1,597,870

Villa Del Rio
   Jacksonville, FL             5,442,120           636,634         7,685,383                -         2,075,468

The Village
   Gresham, OR                  2,588,971           474,102         3,372,567                -         1,117,204
                           --------------    --------------    --------------     ------------     -------------

                          $    30,175,253   $     4,407,325   $    36,946,973    $     (21,141)   $   10,285,695
                           ==============    ==============    ==============     ============     =============

Assets Held for Sale:

Rock Creek (c)
   Portland, OR           $     6,049,641

The Park (c)
   Joplin, MO             $     2,571,755
                           --------------
                          $     8,621,396
                           ==============

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation ceases at the time they are placed on the market for sale.

(d) The carrying value of Gentle Gale Apartments was reduced by $21,141 in 1990.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                   -----------------------------------------------------   -----------------

APARTMENTS:
Acacia Lakes
   Mesa, AZ                   $    1,953,090     $   13,280,033   $     15,233,123    $   (9,302,116)

Gentle Gale
   Galveston, TX                     450,155          3,768,457          4,218,612        (2,533,853)

Knollwood
   Kansas City, MO                   330,547          7,257,557          7,588,104        (4,638,122)

Sun Valley
   Charlotte, NC                     562,797          8,654,858          9,217,655        (4,963,089)

Villa Del Rio
   Jacksonville, FL                  636,634          9,760,851         10,397,485        (6,264,146)

The Village
   Gresham, OR                       474,102          4,489,771          4,963,873        (3,240,339)
                              --------------     --------------    ---------------     -------------
                             $     4,407,325    $    47,211,527   $     51,618,852    $  (30,941,665)
                              ==============     ==============    ===============     =============

Assets Held for Sale:

Rock Creek (c)
   Portland, OR                                                   $      4,569,548

The Park (c)
   Joplin, MO                                                            1,341,317
                                                                   ---------------
                                                                  $      5,910,865
                                                                   ===============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $74,981,822 and accumulated depreciation was $60,180,391 at December 31, 1997.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation ceases at the time they are placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                  --------------               --------              -------------
APARTMENTS:
Acacia Lakes
   Mesa, AZ                     1980                        05/81                   3-33

Gentle Gale
   Galveston, TX                1980                        05/81                   3-21

Knollwood
   Kansas City, MO              1970                        05/81                   3-29

Sun Valley
   Charlotte, NC                1980                        08/81                   3-40

Villa Del Rio
   Jacksonville, FL             1976                        05/81                   3-40

The Village
   Gresham, OR                  1974                        05/81                   3-30

Assets Held for Sale:

Rock Creek
   Portland, OR                 1975                        02/81

The Park
   Joplin, MO                   1977                        03/81




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.

                              Notes to Schedule III

                           Real Estate Investments and
                            Accumulated Depreciation


A  summary  of  activity  for  the  real  estate   investments  and  accumulated
depreciation is as follows:

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    --------------    ---------------

Real estate investments:
Balance at beginning of year...............        $   55,173,438     $   64,347,015    $    62,526,972

Improvements...............................             1,150,402          2,391,036          1,820,043

Reclassification to assets held for sale...            (4,561,586)       (11,110,783)                 -

Replacement of assets......................              (143,402)          (453,830)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   51,618,852     $   55,173,438    $    64,347,015
                                                    =============      =============     ==============


Accumulated depreciation:

Balance at beginning of year...............        $   32,181,184     $   37,095,184    $    34,610,759

Depreciation...............................             2,083,616          2,372,870          2,484,425

Reclassification to assets held for sale...            (3,220,269)        (6,983,195)                 -

Replacement of assets......................              (102,866)          (303,675)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   30,941,665     $   32,181,184    $    37,095,184
                                                    =============      =============     ==============


Assets Held for Sale:

Balance at beginning of year...............        $    4,203,597     $            -    $             -

Reclassification to assets held for sale...             1,341,317          4,127,588                  -

Improvements...............................               365,951             76,009                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    5,910,865     $    4,203,597     $            -
                                                    =============      =============      =============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil   is    Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's Units, other than High River Limited Partnership, which owns 18,622 Units (approximately 11.65% of the outstanding Units) as of January 31, 1998. The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined. For the year ended December 31, 1997, the Partnership paid or accrued for the General Partner MID in the amount of $905,153.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The  Partnership  pays property  management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services. Effective February 14, 1991, the Partnership began reimbursing McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued for McREMI $1,024,395 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

In November 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $2,588,971. The note is secured by The Village and requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due November 25, 1999. Total interest expense for this loan was $244,738 for the year ended December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
-------- -----------------------------------------------------------------

See accompanying index to financial statements at Item 8 - Financial Statements and Supplementary Data.

(A)        Exhibits

           Exhibit
           Number                           Description
           -------                          -----------
           3.                           Limited Partnership Agreement  (Incorpo-
                                        rated by reference to the Annual  Report
                                        on Form 10-K for the  fiscal  year ended
                                        September 30, 1987).

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

           10.4                         Termination  Agreement,  dated   as   of
                                        August 6, 1991  between  Sun Valley Fund
                                        XI  Associates  and McNeil  Real  Estate
                                        Management, Inc. (1)

           Exhibit
           Number                           Description
           -------                          ------------
           10.5                         Termination  Agreement,  dated   as   of
                                        August 6, 1991,  between  Knollwood Fund
                                        XI  Associates  and McNeil  Real  Estate
                                        Management, Inc. (1)

           10.6                         Termination   Agreement,  dated   as  of
                                        August   6,   1991    among    Southmark
                                        Management    Corporation,     Southmark
                                        Commercial  Management  Company,  McNeil
                                        Real  Estate  Fund XI,  Ltd.  and McNeil
                                        Real  Estate  Fund XI,  Ltd.  and McNeil
                                        Real Estate Management, Inc. (1)

           10.7                         Property   Management  Agreement,  dated
                                        as of August  6,  1991,  between  McNeil
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


           Exhibit
           Number                           Description
           -------                          ------------
           10.15                        Multifamily   Note,   dated  November 1,
                                        1993   between   Value   Line   Mortgage
                                        Corporation  and  Acacia  Lakes  Fund XI
                                        Limited Partnership. (2)

           10.16                        Modification  of Deed of Trust Note,
                                        dated   December   15,   1993,   between
                                        American  Mortgages,  Inc. and Knollwood
                                        Fund XI Associates. (2)

           10.17                        Modification  of  Deed  of  Trust  Note,
                                        dated   December   20,   1993,   between
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

           27.                   Financial  Data  Schedule for  the  year  ended
                                 December 31, 1997.


(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                        McNEIL REAL ESTATE FUND XI, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                McNEIL REAL ESTATE FUND XI, LTD.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



March 31, 1998                       By:  /s/  Robert A. McNeil
--------------                           ---------------------------------------
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




March 31, 1998                       By:  /s/  Ron K. Taylor
--------------                           ---------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)




March 31, 1998                       By:  /s/  Brandon K. Flaming
--------------                           ---------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                           Investors, Inc.
                                          (Principal Accounting Officer)