Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1998-05-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      March 31, 1998
                                    --------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MCNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,           December 31,
                                                                            1998                 1997
                                                                      ----------------      ----------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,407,325      $     4,407,325
   Buildings and improvements...............................                47,333,820           47,211,527
                                                                        --------------       --------------
                                                                            51,741,145           51,618,852
   Less:  Accumulated depreciation..........................               (31,451,060)         (30,941,665)
                                                                        --------------       --------------
                                                                            20,290,085           20,677,187

Assets held for sale........................................                 5,968,409            5,910,865

Cash and cash equivalents...................................                 1,740,417            3,045,785
Cash segregated for security deposits.......................                   439,935              413,487
Accounts receivable.........................................                    19,005               40,018
Prepaid expenses and other assets...........................                   166,316              242,961
Escrow deposits.............................................                   990,699              683,785
Deferred borrowing costs (net of accumulated
   amortization of $714,526 and $677,649 at
   March 31, 1998 and December 31, 1997,
   respectively)............................................                 1,318,954            1,355,831
                                                                        --------------       --------------
                                                                       $    30,933,820      $    32,369,919
                                                                        ==============       ==============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    36,086,151      $    36,207,678
Mortgage note payable - affiliate...........................                 2,588,971            2,588,971
Accrued interest............................................                   270,925              271,877
Accrued interest - affiliate................................                    20,889               20,889
Accrued expenses............................................                   513,541              382,446
Payable to affiliates - General Partner.....................                 2,552,821            2,231,389
Security deposits and deferred rental revenue...............                   483,781              460,567
                                                                        --------------       --------------
                                                                            42,517,079           42,163,817
                                                                        --------------       --------------

Partners' deficit:
   Limited partners - 159,813 limited partnership units
     authorized  and outstanding at March 31, 1998
     and December 31, 1997..................................                (5,175,012)          (3,602,274)
   General Partner..........................................                (6,408,247)          (6,191,624)
                                                                        --------------       --------------
                                                                           (11,583,259)          (9,793,898)
                                                                        --------------       --------------
                                                                       $    30,933,820      $    32,369,919
                                                                        ==============       ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                           --------------------------------
                                                                                1998                1997
                                                                           --------------      ------------
Revenue:
   Rental revenue...................................                       $    3,890,225     $   3,750,149
   Interest.........................................                               49,765            25,894
                                                                            -------------      ------------
     Total revenue..................................                            3,939,990         3,776,043
                                                                            -------------      ------------

Expenses:
   Interest.........................................                              871,705           887,215
   Interest - affiliate mortgage....................                               60,646            59,431
   Depreciation.....................................                              509,395           523,065
   Property taxes...................................                              231,183           217,794
   Personnel expenses...............................                              489,422           496,334
   Utilities........................................                              269,591           276,681
   Repair and maintenance...........................                              425,711           504,104
   Property management fees - affiliates............                              193,453           186,323
   Other property operating expenses................                              212,359           203,098
   General and administrative.......................                              146,012            56,682
   General and administrative - affiliates..........                               80,749            65,879
                                                                            -------------      ------------
     Total expenses.................................                            3,490,226         3,476,606
                                                                            -------------      ------------

Net income..........................................                       $      449,764     $     299,437
                                                                            =============      ============

Net income (loss) allocable to limited partners.....                       $      427,276     $    (574,860)
Net income allocable to General Partner.............                               22,488           874,297
                                                                            -------------      ------------
Net income..........................................                       $      449,764     $     299,437
                                                                            =============      ============

Net income (loss) per limited partnership unit......                       $         2.67     $       (3.60)
                                                                            =============      ============

Distribution per limited partnership unit...........                       $        12.51     $           -
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                  -------------           -------------         -------------
Balance at December 31, 1996..............       $   (6,454,008)         $   (4,179,456)       $  (10,633,464)

Net income (loss).........................              874,297                (574,860)              299,437

Management Incentive Distribution.........             (215,025)                      -              (215,025)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $   (5,794,736)         $   (4,754,316)       $  (10,549,052)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $   (6,191,624)         $   (3,602,274)       $   (9,793,898)

Net income................................               22,488                 427,276               449,764

Management Incentive Distribution.........             (239,111)                      -              (239,111)

Distributions to limited partners.........                    -              (2,000,014)           (2,000,014)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $   (6,408,247)         $   (5,175,012)       $  (11,583,259)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                  March 31,
                                                                ------------------------------------------
                                                                       1998                     1997
                                                                ------------------         ---------------

Cash flows from operating activities:
   Cash received from tenants........................           $        3,913,738         $     3,852,396
   Cash paid to suppliers............................                   (1,590,983)             (1,567,827)
   Cash paid to affiliates...........................                     (191,881)               (236,850)
   Interest received.................................                       49,765                  25,894
   Interest paid.....................................                     (829,995)               (838,432)
   Interest paid - affiliates........................                      (60,646)                (62,331)
   Property taxes paid...............................                     (288,204)               (237,611)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,001,795                 935,239
                                                                 -----------------          --------------

Cash flow from investing activities:
   Additions to real estate investments..............                     (122,293)               (275,161)
   Additions to assets held for sale.................                      (57,544)                      -
                                                                 ------------------         --------------
Net cash used in investing activities................                     (179,837)               (275,161)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (127,312)               (116,487)
   Management Incentive Distribution.................                            -                (900,450)
   Distributions to limited partners.................                   (2,000,014)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                   (2,127,326)             (1,016,937)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                   (1,305,368)               (356,859)

Cash and cash equivalents at beginning of
   period............................................                    3,045,785               2,351,879
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,740,417         $     1,995,020
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1998                    1997
                                                                  ----------------         ---------------
Net income...........................................             $        449,764         $       299,437
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                      509,395                 523,065
   Amortization of deferred borrowing costs..........                       36,877                  40,487
   Amortization of discounts on mortgage
     notes payable...................................                        5,785                   5,883
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (26,448)                106,950
     Accounts receivable.............................                       21,013                 (23,592)
     Prepaid expenses and other assets...............                       76,645                  86,831
     Escrow deposits.................................                     (306,914)               (148,803)
     Accounts payable................................                            -                 (51,071)
     Accrued interest................................                         (952)                  2,413
     Accrued interest-affiliates.....................                            -                  (2,900)
     Accrued expenses................................                      131,095                  61,047
     Payable to affiliates - General Partner.........                       82,321                  15,352
     Security deposits and deferred rental
       revenue.......................................                       23,214                  20,140
                                                                   ---------------          --------------
       Total adjustments.............................                      552,031                 635,802
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,001,795         $       935,239
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

                                 March 31, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XI, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                       1998                     1997
                                                                  ----------------         ---------------
Property management fees - affiliates................             $        193,453         $       186,323
Interest - affiliates................................                       60,646                  59,431
Charged to general and administrative affiliates:
   Partnership administration........................                       80,749                  65,879
                                                                   ---------------          --------------
                                                                  $        334,848         $       311,633
                                                                   ===============          ==============

Charged to General Partner's deficit:
   MID...............................................             $        239,111         $       215,025
                                                                   ===============          ==============
NOTE 4.
-------

On April 30,1998, the Partnership sold to Park Associates, L.P., an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately
$2,161,000.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At March 31, 1998, the Partnership owned eight apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased by $163,947 for the three months ended March 31, 1998 as compared to the same period last year. Rental revenue increased $140,076 or 4% for the three months ended March 31, 1998. Interest income increased by $23,871 or 92% for the period ended March 31, 1998.

Rental revenue for the first three months of 1998 was $3,890,224 as compared to $3,750,149 for the same period in 1997. The increase in rental revenue is primarily due to an increase in occupancy rates at Acacia Lakes along with increases in the rental rates at Acacia Lakes, Knollwood, Sun Valley and Villa Del Rio.

Expenses:

Total Partnership expenses increased by $13,620 for the three months ended March 31, 1998 as compared to the same period in 1997. Decreases in interest, depreciation, repairs and maintenance and utilities were offset by increases in property taxes, general and administrative and property operating expenses.

Repairs and maintenance decreased by $78,393 or 16% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease is primarily due to a reduction on carpet and appliance replacement at five of the Partnership's eight properties.

General and administrative expenses increased $89,330 or 158% for the first three months of 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative - affiliates expense increased by $14,870 or 23% for the first three months of 1998 as compared to the same period last year due to the change in investor services charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,001,795 through operating activities for the period ending March 31, 1998 as compared to $935,239 for the same period in 1997. This increase is due to an increase in cash received from tenants and a reduction in the cash paid to affiliates.

The Partnership funded $179,837 in additions to real estate investments for the three months ending March 31, 1998. All of the Partnership's properties continued capital improvement projects to enhance the value of the properties so they can remain competitive in the market.

Financing activities included principal payments on mortgage notes of $127,312. The Partnership made a distribution of $2,000,014 to the limited partners in March 1998.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,740,417. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The Partnership resumed MID payments during the third quarter of 1996 and will continue making MID payments as long as the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted $1.3 million in capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

On April 30,1998, the Partnership sold to Park Associates, L.P., an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $2,161,000.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1998 and 1997, $22,488 and $874,297, respectively, were allocated to the General Partner. The limited partners received net income (loss) allocations of $427,276 and $(574,860) for the three months ended March 31, 1998 and 1997, respectively.

The Partnership distributed $2,000,014 to the limited partners in March 1998. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions. A distribution of $239,911 for the MID has been accrued by the Partnership for the three month period ending March 31, 1998 for the General Partner.

                          PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-------  -----------------

On April 30,1998, the Partnership sold to Park Associates, L.P., an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $2,161,000.

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

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 159,813 limited partnership units outstanding in 1998 and 1997, respectively.

         27. Financial Data Schedule for the quarter ended March 31, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XI, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






May 14, 1998                       By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




May 14, 1998                       By:  /s/  Brandon K. Flaming
------------                           -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)