Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1998-08-14
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      June 30, 1998
                                   ---------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,         December 31,
                                                                  1998               1997
                                                              -------------     -------------
ASSETS
------

Real estate investments:
   Land .................................................     $  4,407,325      $  4,407,325
   Buildings and improvements ...........................       47,772,762        47,211,527
                                                              ------------      ------------
                                                                52,180,087        51,618,852
   Less:  Accumulated depreciation ......................      (31,968,496)      (30,941,665)
                                                              ------------      ------------
                                                                20,211,591        20,677,187

Assets held for sale ....................................        4,658,935         5,910,865

Cash and cash equivalents ...............................        4,106,010         3,045,785
Cash segregated for security deposits ...................          453,455           413,487
Accounts receivable .....................................          112,927            40,018
Prepaid expenses and other assets .......................           99,058           242,961
Escrow deposits .........................................          954,175           683,785
Deferred borrowing costs (net of accumulated
   amortization of $704,747 and $677,649 at
   June 30, 1998 and December 31, 1997,
   respectively) ........................................        1,198,803         1,355,831
                                                              ------------      ------------
                                                              $ 31,794,954      $ 32,369,919
                                                              ============      ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .............................     $ 36,034,801      $ 36,207,678
Mortgage note payable - affiliate .......................                -         2,588,971
Accrued interest ........................................          247,572           271,877
Accrued interest - affiliate ............................                -            20,889
Accrued expenses ........................................          588,503           382,446
Payable to affiliates - General Partner .................        2,724,034         2,231,389
Security deposits and deferred rental revenue ...........          459,176           460,567
                                                              ------------      ------------
                                                                40,054,086        42,163,817
                                                              ------------      ------------

Partners' deficit:
   Limited  partners - 159,813  limited partnership units
     authorized  and outstanding at June 30, 1998
     and December 31, 1997 ..............................       (1,811,577)       (3,602,274)
   General Partner ......................................       (6,447,555)       (6,191,624)
                                                              ------------      ------------
                                                                (8,259,132)       (9,793,898)
                                                              ------------      ------------
                                                              $ 31,794,954      $ 32,369,919
                                                              ============      ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                Six Months Ended
                                                June 30,                          June 30,
                                        ---------------------------     ---------------------------
                                            1998            1997            1998            1997
                                        -----------     -----------     -----------     -----------

Revenue:
   Rent revenue ...................     $ 3,692,186     $ 3,763,175     $ 7,582,411     $ 7,513,324
   Interest .......................          46,357          26,967          96,122          52,861
   Gain on sale of real estate ....       3,319,137               -       3,319,137               -
   Gain on involuntary
     conversion ...................               -         172,987               -         172,987
                                        -----------     -----------     -----------     -----------
     Total revenue ................       7,057,680       3,963,129      10,997,670       7,739,172
                                        -----------     -----------     -----------     -----------

Expenses:
   Interest .......................         836,384         885,338       1,708,089       1,772,553
   Interest - affiliate mortgage...          39,318          61,444          99,964         120,875
   Depreciation ...................         517,436         523,065       1,026,831       1,046,130
   Property taxes .................         226,420         217,794         457,603         435,588
   Personnel expenses .............         456,974         418,305         946,396         914,639
   Utilities ......................         278,184         269,997         547,775         546,678
   Repair and maintenance .........         500,605         550,002         926,316       1,054,106
   Property management
     fees - affiliates ............         183,376         187,546         376,829         373,869
   Other property operating
     expenses .....................         182,667         172,256         395,026         375,354
   General and administrative .....         202,065          44,538         348,077         101,220
   General and administrative -
     affiliates ...................          93,793          66,130         174,542         132,009
                                        -----------     -----------     -----------     -----------
     Total expenses ...............       3,517,222       3,396,415       7,007,448       6,873,021
                                        -----------     -----------     -----------     -----------

Net income ........................     $ 3,540,458     $   566,714     $ 3,990,222     $   866,151
                                        ===========     ===========     ===========     ===========

Net income (loss) allocable to
   limited partners ...............     $ 3,363,435     $   442,417     $ 3,790,711     $  (132,442)
Net income allocable
   to General Partner .............         177,023         124,297         199,511         998,593
                                        -----------     -----------     -----------     -----------
Net income ........................     $ 3,540,458     $   566,714     $ 3,990,222     $   866,151
                                        ===========     ===========     ===========     ===========

Net income (loss) per limited
   partnership unit ...............     $     21.05     $      2.77     $     23.72     $      (.83)
                                        ===========     ===========     ===========     ===========

Distribution per limited
   partnership unit ...............     $         -     $         -     $     12.51     $         -
                                        ===========     ===========     ===========     ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                              Total
                                         General          Limited           Partners'
                                         Partner          Partners           Deficit
                                      -------------     -------------     -------------
Balance at December 31, 1996 ....     $ (6,454,008)     $ (4,179,456)     $(10,633,464)

Net income (loss) ...............          998,593          (132,442)          866,151

Management Incentive Distribution         (441,640)                -          (441,640)
                                      ------------      ------------      ------------

Balance at June 30, 1997 ........     $(5,897,055)      $ (4,311,898)     $(10,208,953)
                                      ============      ============      ============


Balance at December 31, 1997 ....     $(6,191,624)      $ (3,602,274)     $ (9,793,898)

Net income ......................          199,511         3,790,711         3,990,222

Management Incentive Distribution         (455,442)                -          (455,442)

Distributions to limited partners                -        (2,000,014)       (2,000,014)
                                      ------------      ------------      ------------

Balance at June 30, 1998 ........     $(6,447,555)      $ (1,811,577)     $ (8,259,132)
                                      ============      ============      ============





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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                            Six Months Ended
                                                                June 30,
                                                       ---------------------------
                                                          1998           1997
                                                       ------------   ------------
Cash flows from operating activities:
   Cash received from tenants ......................   $ 7,477,862    $ 7,484,507
   Cash paid to suppliers ..........................    (2,979,370)    (2,968,518)
   Cash paid to affiliates .........................      (514,168)      (539,730)
   Interest received ...............................        96,122         52,861
   Interest paid ...................................    (1,633,619)    (1,678,278)
   Interest paid - affiliates ......................      (120,853)      (123,899)
   Property taxes paid .............................      (560,097)      (513,947)
                                                       -----------    -----------
Net cash provided by operating activities ..........     1,765,877      1,712,996
                                                       -----------    -----------

Cash flow from investing activities:
   Additions to real estate investments ............      (561,235)      (436,979)
   Additions to assets held for sale ...............       (97,399)             -
   Proceeds from sale of real estate ...............     4,787,389              -
   Insurance proceeds from fire ....................             -        172,987
                                                       -----------    -----------
Net cash provided by (used in)
   investing activities ............................     4,128,755       (263,992)
                                                       -----------    -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .......................................      (254,380)      (235,597)
   Proceeds from mortgage note payable .............     2,635,000              -
   Repayment of mortgage note payable - affiliate...    (2,588,971)             -
   Retirement of mortgage note payable .............    (2,565,604)             -
   Deferred borrowing costs paid ...................       (60,438)             -
   Management Incentive Distribution ...............             -     (1,050,900)
   Distributions to limited partners ...............    (2,000,014)             -
                                                       -----------    -----------
Net cash used in financing activities ..............    (4,834,407)    (1,286,497)
                                                       -----------    -----------

Net increase in cash and cash equivalents ..........     1,060,225        162,507

Cash and cash equivalents at beginning of
   period ..........................................     3,045,785      2,351,879
                                                       -----------    -----------

Cash and cash equivalents at end of period .........   $ 4,106,010    $ 2,514,386
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                               Six Months Ended
                                                                  June 30,
                                                       -------------------------------
                                                          1998                 1997
                                                       -----------         -----------
Net income ....................................        $ 3,990,222         $   866,151
                                                       -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation ...............................          1,026,831           1,046,130
   Amortization of deferred borrowing costs ...             86,668              80,973
   Amortization of discounts on mortgage
     notes payable ............................             12,107              11,766
   Gain on sale of real estate ................         (3,319,137)                  -
   Gain on involuntary conversion .............                  -            (172,987)
   Changes in assets and liabilities:
     Cash segregated for security deposits ....            (39,968)            (27,008)
     Accounts receivable ......................            (72,909)            (32,493)
     Prepaid expenses and other assets ........            143,903             135,182
     Escrow deposits ..........................           (270,390)           (344,110)
     Accounts payable .........................                  -             (37,907)
     Accrued interest .........................            (24,305)              1,536
     Accrued interest-affiliates ..............            (20,889)             (3,024)
     Accrued expenses .........................            217,932             204,321
     Payable to affiliates - General Partner ..             37,203             (33,852)
     Security deposits and deferred rental
       revenue ................................             (1,391)             18,318
                                                       -----------         -----------
       Total adjustments ......................         (2,224,345)            846,845
                                                       -----------         -----------

Net cash provided by operating activities .....        $ 1,765,877         $ 1,712,996
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

                                  June 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

In November 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, for $2,588,971. The note is secured by The Village Apartments and requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due November 25, 1999. This mortgage note was paid off on May 13, 1998.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1998            1997
                                                         --------        -------

Property management fees - affiliates ...........        $376,829       $373,869
Interest - affiliates ...........................          99,964        120,875
Charged to general and administrative affiliates:
   Partnership administration ...................         174,542        132,009
                                                         --------       --------
                                                         $651,335       $626,753
                                                         ========       ========

Charged to General Partner's deficit:
   MID ..........................................        $455,442       $441,640
                                                         ========       ========

NOTE 4.
-------

On April 30, 1998, the Partnership sold to Park Associates, L.P., an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $2,161,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                     Gain on Sale            Cash Proceeds
                                                                   ----------------          -------------
       Cash sales price.....................................       $     4,900,000           $   4,900,000

       Selling costs........................................              (112,611)               (112,611)
       Basis of real estate sold............................            (1,337,454)
       Basis of deferred borrowing costs
         written off......................................                (130,798)
                                                                   ---------------           -------------


       Gain on sale of real estate..........................       $     3,319,137
                                                                    ==============

       Proceeds from sale of real estate....................                                     4,787,389
       Retirement of mortgage note payable..................                                    (2,565,604)
                                                                                             -------------

       Net cash proceeds....................................                                 $   2,221,785
                                                                                             =============

NOTE 5.
-------

On April 27, 1998, the Partnership refinanced The Village mortgage note. The new mortgage note, in the amount of $2,635,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and quarterly principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is May 1, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................      $2,635,000
       Amount required to payoff existing debt..............       2,588,971
                                                                  ----------

       Cash proceeds from refinancing.......................      $   46,029
                                                                  ==========

The Partnership incurred $60,438 of deferred borrowing costs related to the refinancing of The Village mortgage note.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At June 30, 1998, the Partnership owned seven apartment properties, which are all subject to mortgage notes.

The Partnership recorded a $3,449,935 gain on the sale of The Park Apartments. Net proceeds from the sale, after repayment of the related mortgage note, amounted to $2,221,785. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased $3,049,551 and $3,431,485 for the three months and six months ended June 30, 1998 as compared to the same period last year. Excluding the effects of the sale of The Park Apartments, Partnership revenues increased $234,988 or 3% for the six months ended June 30, 1998. Greater cash reserves led to an increase of $43,261 in interest income.

Rental revenues increased at six of the Partnership's seven remaining properties. The properties reporting the largest increases in rental revenue were Acacia Lakes, Rock Creek and The Village. This increase in revenue on Acacia Lakes, Rock Creek and The Village is due to an increase in the rental rates, as compared to the prior year. The Village also recorded an increase in the occupancy rate from 93% at June 30, 1997 to 98% at June 30, 1998.

Expenses:

Partnership expenses increased $120,807 and $134,427 for the three months and six months ended June 30, 1998 as compared to the same period last year. Excluding the effects of the sale of The Park Apartments, Partnership expenses increased $314,004 or 5% for the six months ended June 30, 1998.

Decreases in interest expense - affiliates, depreciation, and repairs and maintenance were offset by increases in property taxes, property operating expenses and general and administrative.

General and administrative expenses increased $246,857 or 244% for the first six months of 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative - affiliates expense increased by $42,533 or 32% for the first six months of 1998 as compared to the same period last year due to the change in investor services charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,765,877 through operating activities for the period ending June 30, 1998 as compared to $1,712,996 for the same period in 1997. This increase is primarily due to an increase in interest received.

The Partnership expended $658,634 and $436,979 for capital improvements to its properties in the first six months of 1998 and 1997, respectively. The Partnership also received proceeds of $4,787,389 for the sale of The Park in April 1998.

Total principal payments on mortgage notes payable were $254,380 for the six months ended June 30, 1998 as compared to $235,597 for the same period in 1997. The Partnership used $2,565,604 of the proceeds from The Park sale to retire the related mortgage note payable.

On April 27, 1998, the Partnership refinanced the mortgage note payable on The Village. The new mortgage note, in the amount of $2,635,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is May 1, 2001. The Partnership realized $46,029 of cash proceeds from the transaction; however, $60,438 of the cash proceeds and cash reserves were used to fund various deferred borrowing costs related to the transaction.

The Partnership used its cash flow from operations as well as its cash reserves to distribute $2,000,014 to the limited partners in March 1998. The distribution amounted to $12.51 per limited partnership unit.

Short-term liquidity:

At June 30, 1998, the Partnership held cash and cash equivalents of $4,106,010. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted $1.3 million in capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income/Loss Allocation and Distributions:

Terms of the Amended Partnership Agreement specify that income/loss before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1998 and 1997, $199,511 and $998,593, respectively, were allocated to the General Partner. The limited partners received net income (loss) allocations of $3,790,711 and $(132,442) for the six months ended June 30, 1998 and 1997, respectively.

The Partnership distributed $2,000,014 to the limited partners in March 1998. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners. A distribution of $455,442 for the MID has been accrued by the Partnership for the six month period ending June 30, 1998 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    ------------

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

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






August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)