Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1998-11-16
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            September 30, 1998
                                      ------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-9783
                           ---------



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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        MCNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,       December 31,
                                                                            1998               1997
                                                                       -------------       -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,407,325         $  4,407,325
   Buildings and improvements .................................          48,088,210           47,211,527
                                                                       ------------         ------------
                                                                         52,495,535           51,618,852
   Less:  Accumulated depreciation ............................         (32,559,858)         (30,941,665)
                                                                       ------------         ------------
                                                                         19,935,677           20,677,187

Assets held for sale ..........................................           4,730,291            5,910,865

Cash and cash equivalents .....................................           2,535,586            3,045,785
Cash segregated for security deposits .........................             455,394              413,487
Accounts receivable ...........................................             102,776               40,018
Prepaid expenses and other assets .............................             111,886              242,961
Escrow deposits ...............................................           1,017,490              683,785
Deferred borrowing costs (net of accumulated
   amortization of $643,128 and $677,649 at
   September 30, 1998 and December 31, 1997,
   respectively) ..............................................           1,207,186            1,355,831
                                                                       ------------         ------------
                                                                       $ 30,096,286         $ 32,369,919
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ...................................        $ 36,163,013         $ 36,207,678
Mortgage note payable - affiliate .............................                  --            2,588,971
Accrued interest ..............................................             187,493              271,877
Accrued interest - affiliate ..................................                  --               20,889
Accrued expenses ..............................................             807,508              382,446
Payable to affiliates - General Partner .......................           3,029,715            2,231,389
Security deposits and deferred rental revenue .................             470,430              460,567
                                                                       ------------         ------------
                                                                         40,658,159           42,163,817
                                                                       ------------         ------------

Partners' deficit:
   Limited partners - 159,813 limited partnership units
     authorized  and outstanding at September 30, 1998
     and December 31, 1997 ....................................          (3,899,998)          (3,602,274)
   General Partner ............................................          (6,661,875)          (6,191,624)
                                                                       ------------         ------------
                                                                        (10,561,873)          (9,793,898)
                                                                       ------------         ------------
                                                                       $ 30,096,286         $ 32,369,919
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                 ------------------------------        ------------------------------
                                                     1998               1997               1998                1997
                                                 -----------        -----------        -----------        -----------
Revenue:
   Rental revenue .......................        $ 3,693,935        $ 3,816,132        $11,276,346        $11,329,456
   Interest .............................             53,435             34,629            149,557             87,490
   Gain on sale of real estate ..........                 --                 --          3,319,137                 --
   Gain on involuntary
     conversion .........................                 --                 --                 --            172,987
                                                 -----------        -----------        -----------        -----------
     Total revenue ......................          3,747,370          3,850,761         14,745,040         11,589,933
                                                 -----------        -----------        -----------        -----------

Expenses:
   Interest .............................            948,619            882,605          2,656,708          2,655,158
   Interest - affiliate mortgage.........                 --             62,543             89,621            183,418
   Depreciation .........................            591,362            503,239          1,618,193          1,549,369
   Property taxes .......................            224,908            217,794            682,511            653,382
   Personnel expenses ...................            476,688            493,521          1,423,084          1,408,160
   Utilities ............................            309,706            313,379            857,481            860,057
   Repair and maintenance ...............            501,015            459,527          1,427,331          1,513,633
   Property management
     fees - affiliates ..................            181,129            189,258            557,958            563,127
   Other property operating
     expenses ...........................            205,240            213,088            600,266            588,442
   General and administrative ...........             94,884             50,370            442,961            151,590
   General and administrative -
     affiliates .........................             84,183             65,752            258,725            197,761
                                                 -----------        -----------        -----------        -----------
     Total expenses .....................          3,617,734          3,451,076         10,614,839         10,324,097
                                                 -----------        -----------        -----------        -----------

Net income ..............................        $   129,636        $   399,685        $ 4,130,201        $ 1,265,836
                                                 ===========        ===========        ===========        ===========

Net income allocable to
   limited partners .....................        $   123,154        $   274,397        $ 3,923,691        $    71,586
Net income allocable
   to General Partner ...................              6,482            125,288            206,510          1,194,250
                                                 -----------        -----------        -----------        -----------
Net income ..............................        $   129,636        $   399,685        $ 4,130,201        $ 1,265,836
                                                 ===========        ===========        ===========        ===========

Net income per limited
   partnership unit .....................        $       .77        $      1.72        $     24.55        $       .45
                                                 ===========        ===========        ===========        ===========
Distribution per limited
   limited partnership unit .............        $     13.90        $        --        $     26.41        $        --
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                                Total
                                                      General            Limited               Partners'
                                                      Partner            Partners              Deficit
                                                 ---------------       -------------        -------------

Balance at December 31, 1996 ............        $   (6,454,008)       $ (4,179,456)        $(10,633,464)

Net income ..............................             1,194,250              71,586            1,265,836

Management Incentive Distribution........              (667,026)                 --             (667,026)
                                                 --------------        ------------         ------------

Balance at September 30, 1997 ...........        $   (5,926,784)       $ (4,107,870)        $(10,034,654)
                                                 ==============        ============         ============


Balance at December 31, 1997 ............        $   (6,191,624)       $ (3,602,274)        $ (9,793,898)

Net income ..............................               206,510           3,923,691            4,130,201

Management Incentive Distribution .......              (676,761)                 --             (676,761)

Distributions to limited partners .......                    --          (4,221,415)          (4,221,415)
                                                 --------------        ------------         ------------

Balance at September 30, 1998 ...........        $   (6,661,875)       $ (3,899,998)        $(10,561,873)
                                                 ==============        ============         ============






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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                        Nine Months Ended
                                                                            September 30,
                                                                 ----------------------------------
                                                                     1998                 1997
                                                                 -------------        -------------
Cash flows from operating activities:
   Cash received from tenants ...........................        $ 11,174,442         $ 11,357,484
   Cash paid to suppliers ...............................          (4,514,412)          (4,498,797)
   Cash paid to affiliates ..............................            (695,118)            (794,461)
   Interest received ....................................             149,557               87,490
   Interest paid ........................................          (2,564,090)          (2,515,433)
   Interest paid - affiliates ...........................            (110,510)            (185,768)
   Property taxes paid ..................................            (677,813)            (595,862)
                                                                 ------------         ------------
Net cash provided by operating activities ...............           2,762,056            2,854,653
                                                                 ------------         ------------

Cash flow from investing activities:
   Additions to real estate investments .................            (876,683)          (1,020,402)
   Additions to assets held for sale ....................            (168,755)                  --
   Proceeds from sale of real estate ....................           4,787,389                   --
   Insurance proceeds from fire .........................                  --              172,987
                                                                 ------------         ------------
Net cash provided by (used in)
   investing activities .................................           3,741,951             (847,415)
                                                                 ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ............................................            (382,706)            (357,390)
   Proceeds from mortgage notes payable .................           8,860,000                   --
   Retirement of mortgage notes payable .................          (8,540,387)                  --
   Repayment of mortgage note payable - affiliate........          (2,588,971)                  --
   Deferred borrowing costs paid ........................            (140,727)                  --
   Management Incentive Distribution ....................                  --           (1,271,718)
   Distributions to limited partners ....................          (4,221,415)                  --
                                                                 ------------         ------------
Net cash used in financing activities ...................          (7,014,206)          (1,629,108)
                                                                 ------------         ------------

Net increase (decrease) in cash and cash
   equivalents ..........................................            (510,199)             378,130

Cash and cash equivalents at beginning of
   period ...............................................           3,045,785            2,351,879
                                                                 ------------         ------------

Cash and cash equivalents at end of period ..............        $  2,535,586         $  2,730,009
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                       Nine Months Ended
                                                                         September 30,
                                                               -------------------------------
                                                                   1998               1997
                                                               -----------         -----------
Net income ............................................        $ 4,130,201         $ 1,265,836
                                                               -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation .......................................          1,618,193           1,549,369
   Amortization of deferred borrowing costs ...........            158,574             121,459
   Amortization of discounts on mortgage
     notes payable ....................................             18,428              17,649
   Gain on sale of real estate ........................         (3,319,137)                 --
   Gain on involuntary conversion .....................                 --            (172,987)
   Changes in assets and liabilities:
     Cash segregated for security deposits ............            (41,907)              1,342
     Accounts receivable ..............................            (62,758)             (7,281)
     Prepaid expenses and other assets ................            131,075             128,976
     Escrow deposits ..................................           (333,705)           (469,816)
     Accounts payable .................................                 --             (52,886)
     Accrued interest .................................            (84,384)                617
     Accrued interest-affiliates ......................            (20,889)             (2,350)
     Accrued expenses .................................            436,937             476,012
     Payable to affiliates - General Partner ..........            121,565             (33,573)
     Security deposits and deferred rental
       revenue ........................................              9,863              32,286
                                                               -----------         -----------
       Total adjustments ..............................         (1,368,145)          1,588,817
                                                               -----------         -----------

Net cash provided by operating activities .............        $ 2,762,056         $ 2,854,653
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

                               September 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in limited partnership units ("Units") will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

In November 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, for $2,588,971. The note was secured by The Village Apartments and required monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due November 25, 1999. This mortgage note was paid off on April 27, 1998.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                   Nine Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                1998             1997
                                                               --------        --------
Property management fees - affiliates .................        $557,958        $563,127
Interest - affiliates .................................          89,621         183,418
Charged to general and administrative affiliates:
   Partnership administration .........................         258,725         197,761
                                                               --------        --------
                                                               $906,304        $944,306
                                                               ========        ========

Charged to General Partner's deficit:
   MID ................................................        $676,761        $667,026
                                                               ========        ========

NOTE 4.
-------

On April 30,1998, the Partnership sold to an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $2,161,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                  Gain on Sale     Cash Proceeds
                                                  ------------     -------------

Cash sales price ..........................        $ 4,900,000      $ 4,900,000

Selling costs .............................           (112,611)        (112,611)
Basis of real estate sold .................         (1,337,454)
Basis of deferred borrowing costs
  written off .............................           (130,798)
                                                   -----------

Gain on sale of real estate ...............        $ 3,319,137
                                                   ===========

Proceeds from sale of real estate .........                           4,787,389
Retirement of mortgage note payable                                  (2,565,604)
                                                                    -----------

Net cash proceeds .........................                         $ 2,221,785
                                                                    ===========

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

       New mortgage note proceeds...........................      $  2,635,000
       Amount required to payoff existing debt..............         2,588,971
                                                                  ------------

       Cash proceeds from refinancing.......................      $     46,029
                                                                  ============

The Partnership incurred $60,438 of deferred borrowing costs related to the refinancing of The Village mortgage note.

NOTE 6.
-------

On September 28, 1998, the Partnership refinanced the Rock Creek mortgage note. The new mortgage note, in the amount of $6,225,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and quarterly principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is October 1, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................    $  6,225,000
       Amount required to payoff existing debt..............       5,974,783
                                                                ------------

       Cash proceeds from refinancing.......................    $    250,217
                                                                ============

The Partnership incurred $80,289 of deferred borrowing costs related to the refinancing of the Rock Creek mortgage note.

NOTE 7.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At September 30, 1998, the Partnership owned seven apartment properties, which are all subject to mortgage notes.

The Partnership recorded a $3,319,137 gain on the sale of The Park Apartments. Net proceeds from the sale, after repayment of the related mortgage note, amounted to $2,221,785. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased $90,996 for the three months and increased $3,340,489 for the nine months ended September 30, 1998 as compared to the same period last year. Excluding the effects of the sale of The Park Apartments, Partnership revenues increased $352,690 or 3% for the nine months ended September 30, 1998. Interest income increased $18,806 and $62,067 for the three and nine months ended September 30, 1998 as compared to the same period last year. This increase is due to an increase in cash balances being invested in interest bearing accounts.

Rental revenues increased at all seven of the Partnership's remaining properties. Excluding rental revenue at The Park Apartments, rental revenues increased $84,272 and $298,579 for the three months and nine months compared to the same period last year. The properties reporting the largest increases in rental revenue were Acacia Lakes, Rock Creek and Villa Del Rio. This increase in revenue on Acacia Lakes, Rock Creek and Villa Del Rio is due to an increase in the rental rates, as compared to the prior year.

Expenses:

Partnership expenses increased $166,658 and $290,742 for the three months and nine months ended September 30, 1998 as compared to the same period last year. Excluding the effects of the sale of The Park Apartments, Partnership expenses increased $261,701 or 1% for the nine months ended September 30, 1998.

Interest expense - affiliates decreased by $62,543 and $93,797 for the three and nine months ended September 30, 1998. This decrease is due to the refinancing of the mortgage loan at The Village in April 1998, which replaced affiliate debt with a third party mortgage note payable.

General and administrative expenses increased $291,371 for the first nine months of 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative - affiliates expense increased by $60,964 or 31% for the first nine months of 1998 as compared to the same period last year due to the change in investor services charges as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,762,056 through operating activities for the period ending September 30, 1998 as compared to $2,854,653 for the same period in 1997. This decrease is primarily due to a decrease in cash received from tenants, and an increase in property taxes paid.

The Partnership expended $1,045,438 and $1,020,402 for capital improvements to its properties in the first nine months of 1998 and 1997, respectively. The Partnership also received proceeds of $4,787,389 for the sale of The Park in April 1998.

Total principal payments on mortgage notes payable were $382,706 for the nine months ended September 30, 1998 as compared to $357,390 for the same period in 1997. The Partnership used $2,565,604 of the proceeds from The Park sale to retire the related mortgage note payable.

On April 27, 1998, the Partnership refinanced the mortgage note payable on The Village. The new mortgage note, in the amount of $2,635,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is May 1, 2001. The Partnership realized $46,029 of cash proceeds from the transaction; however, $60,438 of the cash proceeds together with additional cash reserves were used to fund various deferred borrowing costs related to the transaction.

On September 28, 1998, the Partnership refinanced the mortgage note payable on Rock Creek. The new mortgage note, in the amount of $6,225,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is October 1, 2001. The Partnership realized $250,217 of cash proceeds from the transaction; however, $80,289 of the cash proceeds and cash reserves were used to fund various deferred borrowing costs related to the transaction.

The Partnership used its cash flow from operations as well as its cash reserves to distribute $4,221,415 to the limited partners in 1998. The distribution amounted to $26.41 per limited partnership unit.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $2,535,586. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted $1.3 million in capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income/Loss Allocation and Distributions:

Terms of the Amended Partnership Agreement specify that income/loss before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1998 and 1997, net income of $206,510 and $1,194,250, respectively, was allocated to the General Partner. The limited partners received net income allocations of $3,923,691 and $71,586 for the nine months ended September 30, 1998 and 1997, respectively.

The Partnership distributed $4,221,415 to the limited partners in 1998. A distribution of $676,761 for the MID has been accrued by the Partnership for the nine month period ending September 30, 1998 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         11. Statement regarding computation of net loss per limited partnership unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 159,813 limited partnership units outstanding in 1998 and 1997.

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended September 30, 1998.

(b)      Reports on Form   8-K.  There  were no reports on Form 8-K filed during
         the quarter ended September 30, 1998.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XI, Ltd.

                             By:  McNeil Partners, L.P., and General Partner

                                  By: McNeil Investors, Inc., General Partner






November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Brandon K. Flaming
-----------------                     ------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)