Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1999-03-31
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the fiscal year ended                   December 31, 1998
                                 -----------------------------------------------

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

Documents Incorporated by Reference:        See Item 14, Page 40

                                TOTAL OF 43 PAGES

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

On September 18, 1980, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $80,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 1, 1981, with 160,000 Units sold at $500 each, or gross proceeds of $80,000,000 to the Partnership. In addition, the original general partners purchased a total of 140 Units for $70,000. During the years 1993 through 1998, 327 Units were rescinded leaving 159,813 Units outstanding as of December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned seven income-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership has placed Rock Creek Apartments on the market for sale effective October 1, 1996.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $63 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $104.50 per Unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased 11.65% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers have been dismissed without prejudice.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Item 8 - Note 6 - "Mortgage Note Payable - Affiliate." See also
Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                                 1998          Date
Property              Description           of Property          Debt             Property Tax    Acquired
--------              -----------           -----------          ----             ------------    --------
Real Estate Investments:

Acacia Lakes (1)      Apartments
Mesa, AZ              576 units           $    5,614,216     $   8,680,219      $    142,014        5/81

Gentle Gale (2)       Apartments
Galveston, TX         133 units                1,586,638         2,489,136            75,379        5/81

Knollwood (3)         Apartments
Kansas City, MO       315 units                2,814,547         4,326,728            76,410        5/81

Sun Valley (4)        Apartments
Charlotte, NC         311 units                4,120,235         6,376,663           118,309        8/81

Villa Del Rio (5)     Apartments
Jacksonville, FL      444 units                4,047,045         5,331,844           182,673        5/81

The Village (6)       Apartments
Gresham, OR           152 units                1,488,086         2,635,000            81,221        5/81
                                           -------------     -------------       -----------
                                          $   19,670,767    $   29,839,590      $    676,006
                                           =============     =============       ===========


Asset held for sale:

Rock Creek (7)        Apartments
Portland, OR          388 units           $    4,765,942    $    6,225,000      $    143,295      2/81
                                           =============     =============       ===========

-----------------------------------------
Total:    Apartments  -  2,319 units

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

(5)  Villa Del Rio Apartments is owned by   Villa   Del   Rio   Fund  XI Limited
     Partnership  which is wholly-owned by the Partnership.

(6) The Village Apartments is owned by Village Fund XI Associates Limited Partnership which is wholly-owned by the Partnership and the General Partner.

(7) Rock Creek Apartments is owned by Rock Creek Fund XI, Ltd., which is wholly -owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  ----------

Acacia Lakes
   Occupancy Rate............             96%             95%            94%            96%             97%
   Rent Per Square Foot......           $8.07           $7.92          $7.73          $7.44           $6.64

Gentle Gale
   Occupancy Rate............             90%             93%            90%            88%             93%
   Rent Per Square Foot......           $8.10           $7.90          $7.78          $7.86           $7.83

Knollwood
   Occupancy Rate............             97%             97%            96%            96%             93%
   Rent Per Square Foot......           $6.20           $6.06          $5.72          $5.53           $5.17

Sun Valley
   Occupancy Rate............             96%             96%            96%            97%             97%
   Rent Per Square Foot......           $8.01           $7.81          $7.40          $7.12           $6.51

Villa Del Rio
   Occupancy Rate............             96%             92%            96%           100%             98%
   Rent Per Square Foot......           $5.83           $5.76          $5.67          $5.46           $4.98

The Village
   Occupancy Rate............             96%             98%            96%           100%            100%
   Rent Per Square Foot......           $8.69           $8.31          $8.27          $7.96           $7.76

Asset held for sale:

Rock Creek
   Occupancy Rate............             95%             94%            95%            99%             94%
   Rent Per Square Foot......           $8.58           $8.35          $8.27          $7.91           $7.54


Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Acacia Lakes
------------

Due to a substantial investment of capital since 1994, Acacia Lakes has increased its rent per square foot by 22% over the last five years. Currently, the property is slightly above the average market occupancy rate of 95%. Over the last year, approximately 8,250 multi-family units were added to the Mesa submarket. Strong employment growth is expected to add renters to the market and provide positive absorption. Rental rates at Acacia Lakes are lower than the market rate.

Gentle Gale
-----------

Gentle Gale is located in Galveston, Texas, where the local economy is dependent upon the University of Texas Medical Branch and tourism. The University of Texas announced a reduction of over 600 jobs effective January 1999 and additional cut backs are anticipated. Over the last few years the economy has been sluggish. Gentle Gale experienced a decrease in its occupancy rate and is currently at 90%. Gentle Gale competes with properties that are newer and offer better amenity packages. Rental rates at Gentle Gale are just below many of their competitors in the market. In 1998, an additional 177 units were added to the already soft market. The property has been upgrading the units and offering rental discounts to remain competitive in the market.

Knollwood
---------

Knollwood finished 1998 above the average market occupancy rate of 94%. The current rental rates for Knollwood's townhouses and one and two bedroom apartments are comparable to the market rate. Continued capital improvements are planned to improve the curb appeal and upgrade the apartments to take advantage of the strong market conditions.

Sun Valley
----------

Strong market conditions have stimulated new developments in the area surrounding Sun Valley. Currently, 3,458 units are under construction in the Charlotte market, and an additional 3,419 units are proposed. The market began to soften in 1997 and the continued heavy development continued to increase the market competitiveness in 1999. With the capital improvements made at the property over the last few years, the property has been able to stay competitive with the newer properties. Sun Valley finished 1998 at the market average occupancy rate of 95%.

Villa Del Rio
-------------

Villa Del Rio's occupancy rate finished 1998 above the market average of 91%. During 1998, 7,500 units were added to the market with other projects in the planning stages. Villa Del Rio's advantage over its competitors is design and layout of the property. All units are single story apartments and the property is spread over 25 acres.

The Village
-----------

The Village finished the year equal to the Gresham market occupancy rate of 96%. The expanding economy in Portland is slowing down after several years growth. The new construction over the last couple of years has softened the market with higher vacancies and rental concessions. The market rental rate is slightly lower than the rental rate at The Village. The Village should continue to remain competitive in the marketplace.

Asset held for sale:

Rock Creek
----------

Rock Creek finished the year at the market average of 95%. The Portland market has become saturated with new multi-family units with the addition of 1,500 units in 1998. Over the past few years the property has been upgrading the interiors of the units as well as improving the outside appearances with landscaping and a renovation of the clubhouse and office. These enhancements have allowed the property to remain competitive in the market and compete with the new apartments being built in the area.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)      Title of Class                   Number of Record Unit Holders

         Limited partnership units        6,802 as of February 1, 1999

 (C) Cash distributions of $4,221,415 were made to the limited partners during 1998. No distributions were made to the partners in 1997. During the last week of March 1999, the Partnership distributed approximately $500,000 to the limited partners of record at March 1, 1999. The Partnership accrued distributions of $853,756 and $905,153 for the benefit of the General Partner for the years ended December 31, 1998 and 1997, respectively. Total distributions of $2,597,224 remain unpaid at December 31, 1998. These distributions are the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will continue distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                               Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue.................    $   15,012,339  $  15,187,999  $   14,855,652  $  14,304,055  $  13,313,091
Total revenue..................        18,569,006     15,536,941      15,582,063     14,451,813     13,425,413
Net income (loss)..............         4,453,260      1,744,719       1,592,611        307,243       (193,822)

Net income (loss)
  per limited
  partnership unit..............   $        26.44  $        3.61  $         5.03  $        1.83  $       (3.98)

Distributions per limited
  partnership unit..............   $        26.41  $           -  $            -  $           -  $           -

                                                            As of December 31,
Balance Sheets                          1998           1997            1996           1995           1994
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net...    $   19,670,767  $  20,677,187  $   22,992,254 $   27,251,831  $  27,916,213
Assets held for sale...........         4,765,942      5,910,865       4,203,597              -              -
Total assets...................        29,746,379     32,369,919      32,592,153     32,508,764     33,355,998
Mortgage notes payable, net....        36,064,590     38,796,649      39,255,045     39,684,440     40,090,432
Partners' deficit..............       (10,415,809)    (9,793,898)    (10,633,464)   (11,323,378)   (10,759,568)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1998, the Partnership owned seven apartment properties. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total Partnership revenues for 1998 increased by $3,032,065 as compared to 1997. Rental revenue decreases were offset by increased interest revenue. The Partnership also recognized a gain of $3,319,137 on the sale of The Park Apartments. No such gain was recognized in 1997.

Rental revenue for 1998 decreased $175,660 primarily due to the sale of The Park Apartments in April of 1998. Excluding the revenue from The Park, rental revenue increased $367,910 or 3%. Interest income for 1998 increased by $108,216 as compared to the prior year due to higher average cash balances being invested in interest bearing accounts.

Expenses:

Partnership expenses increased by $323,524 or 2% for the year ended 1998 as compared to 1997. The effects from the sale of The Park in April 1998 were declines of $96,205 for interest, $5,817 for property taxes, $69,876 for personnel expenses, $32,376 for repairs and maintenance, $13,699 for property management fees, $17,064 for utilities and $28,339 for other property operating expenses.

In addition to the sale of The Park, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $138,241 in 1998 as compared to 1997. This decrease is due to the repayment of the affiliate mortgage note in April 1998.

Personnel expenses increased by $126,098 or 7% in 1998 due to an increase of compensation and benefits at all the properties.

General and administrative expenses increased $394,531 for the year ended December 31, 1998 and compared to the same period last year. The increase was mainly due to the costs incurred to explore alternatives to maximize the value of the Partnership. The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner. As a result of this, general and administrative affiliates increased by $65,155 in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1998, the Partnership held cash and cash equivalents of $2,397,968, down $647,817 as compared to 1997.

The Partnership has experienced positive cash flow from operations of $10,761,719 for the three years ended December 31, 1998. During 1996, the Partnership received a mortgage loan from affiliates of $2,588,971. The Partnership has also received $1,009,178 in insurance proceeds for the three years ended December 31, 1998. Over the last three years the Partnership has used cash to fund $5,325,786 in additions to real estate investments, $1,446,347 in principal payments, $152,564 for additions to deferred borrowing costs and $2,513,937 for the payment of the MID.

The Partnership received $4,787,389 as proceeds from the sale of The Park, of which $2,565,604 was used to retire the related mortgage note payable.

On April 27, 1998, the Partnership refinanced the mortgage note payable on The Village. The new mortgage note, in the amount of $2,635,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is May 1, 2001. The Partnership realized $46,029 of cash proceeds from the transaction; however, the cash proceeds together with additional cash reserves were used to fund various deferred borrowing costs of $57,134 related to the transaction.

On September 28, 1998, the Partnership refinanced the mortgage note payable on Rock Creek. The new mortgage note, in the amount of $6,225,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest only payments and quarterly principal payments in the amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is October 1, 2001. The Partnership realized $250,217 of cash proceeds from the transaction; however, $82,273 of the cash proceeds was used to fund various deferred borrowing costs related to the transaction.

The Partnership generated $3,645,973 through operating activities in 1998 as compared to $3,703,741 in 1997. The decrease of $57,768 can be attributed to the decrease in cash received from tenants and increases in cash paid to suppliers and property taxes paid. The decrease was partially offset with decreases in interest paid and interest - affiliate paid.

The Partnership generated $3,703,741 through operating activities in 1997 as compared to $3,412,005 in 1996. The increase of $291,736 can be attributed to the increase in tenant receipts as a result of the increased rental rates at all the Partnership's properties and a decrease in the cash paid to affiliates.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.03 million of capital improvements for 1999, to be funded from property operations and cash reserves.

At December 31, 1998, the Partnership held cash and cash equivalents of $2,397,968. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates continuing MID payments if the Partnership's properties continue to perform as projected. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $5.3 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership has placed Rock Creek Apartments on the market for sale effective October 1, 1996

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for each of the three years in the period ended December 31, 1998, $228,243, $1,167,537 and $788,575, respectively, of net income was allocated to the General Partner. The limited partners received allocations of net income of $4,225,017, $577,182 and $804,036, respectively, for the three year period ended December 31, 1998.

During 1998, the limited partners received a cash distribution of $4,221,415. The distributions consisted of funds from operations and cash reserves. A distribution of $853,756 for the MID has been accrued by the Partnership for the year ended December 31, 1998 for the General Partner. During the last week of March 1999, the General Partner distributed approximately $500,000 to the limited partners of record as of March 1, 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support additional distributions to the limited partners.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1998 and 1997...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       18

   Statements of Partners' Deficit for each of the three years
      in the period ended December 31, 1998.......................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       32















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XI, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XI, Ltd. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XI, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                        McNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS



                                                                           December 31,
                                                                 ----------------------------------
                                                                     1998                 1997
                                                                 ------------         -------------
ASSETS
------

Real estate investments:
   Land .................................................        $  4,407,325         $  4,407,325
   Buildings and improvements ...........................          48,327,237           47,211,527
                                                                 ------------         ------------
                                                                   52,734,562           51,618,852
   Less:  Accumulated depreciation ......................         (33,063,795)         (30,941,665)
                                                                 ------------         ------------
                                                                   19,670,767           20,677,187

Assets held for sale ....................................           4,765,942            5,910,865

Cash and cash equivalents ...............................           2,397,968            3,045,785
Cash segregated for security deposits ...................             459,382              413,487
Cash restricted for mortgage payments ...................             286,160                   --
Accounts receivable .....................................             149,681               40,018
Prepaid expenses and other assets .......................             233,791              242,961
Escrow deposits .........................................             617,502              683,785
Deferred borrowing costs, net of accumulated
   amortization of $682,223 and $677,649 at
   December 31, 1998 and 1997, respectively .............           1,165,186            1,355,831
                                                                 ------------         ------------
                                                                 $ 29,746,379         $ 32,369,919
                                                                 ============         ============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .............................        $ 36,064,590         $ 36,207,678
Mortgage note payable - affiliate .......................                  --            2,588,971
Accrued interest ........................................             240,794              292,766
Accrued expenses and deferred rental income .............             414,875              382,446
Payable to affiliates - General Partner .................           2,950,388            2,231,389
Deferred gain - fire ....................................              25,037                   --
Security deposits .......................................             466,504              460,567
                                                                 ------------         ------------
                                                                   40,162,188           42,163,817
                                                                 ------------         ------------


Partners' deficit:
     Limited partners - 159,813 limited partnership
       units issued and outstanding at December 31,
       1998 and 1997 ....................................          (3,598,672)          (3,602,274)
     General Partner ....................................          (6,817,137)          (6,191,624)
                                                                 ------------         ------------
                                                                  (10,415,809)          (9,793,898)
                                                                 ------------         ------------
                                                                 $ 29,746,379         $ 32,369,919
                                                                 ============         ============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                     -------------------------------------------------
                                                         1998               1997               1996
                                                     -----------        -----------        -----------

Revenue:
   Rental revenue ...........................        $15,012,339        $15,187,999        $14,855,652
   Interest .................................            237,530            129,314            127,552
   Gain on involuntary conversion ...........                 --            219,628            598,859
   Gain on disposition of real estate .......          3,319,137                 --                 --
                                                     -----------        -----------        -----------
     Total revenue ..........................         18,569,006         15,536,941         15,582,063
                                                     -----------        -----------        -----------

Expenses:
   Interest .................................          3,443,644          3,535,009          3,784,555
   Interest - affiliates ....................            106,497            244,738             23,620
   Depreciation .............................          2,135,144          2,083,616          2,372,870
   Property taxes ...........................            825,119            793,994            787,865
   Personnel expenses .......................          1,934,708          1,808,610          1,716,875
   Repairs and maintenance ..................          2,028,214          2,133,196          1,921,900
   Property management fees -
     affiliates .............................            811,452            752,909            734,247
   Utilities ................................          1,159,166          1,161,104          1,093,688
   Other property operating expenses ........            742,860            809,790            775,491
   General and administrative ...............            592,301            197,770            432,407
   General and administrative -
     affiliates .............................            336,641            271,486            345,934
                                                     -----------        -----------        -----------
     Total expenses .........................         14,115,746         13,792,222         13,989,452
                                                     -----------        -----------        -----------

Net income ..................................        $ 4,453,260        $ 1,744,719        $ 1,592,611
                                                     ===========        ===========        ===========

Net income allocable to limited
   partners .................................        $ 4,225,017        $   577,182        $   804,036
Net income allocable to General
   Partner ..................................            228,243          1,167,537            788,575
                                                     -----------        -----------        -----------
Net income ..................................        $ 4,453,260        $ 1,744,719        $ 1,592,611
                                                     ===========        ===========        ===========

Net income per limited partnership unitxxxxxx        $     26.44        $      3.61        $      5.03
                                                     ===========        ===========        ===========

Distributions per limited partnership
   unit .....................................        $     26.41        $        --        $        --
                                                     ===========        ===========        ===========





                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                                              Total
                                                    General             Limited             Partners'
                                                    Partner            Partners              Deficit
                                                -------------        -------------        -------------
Balance at December 31, 1995 ...........        $ (6,339,886)        $ (4,983,492)        $(11,323,378)

Net income .............................             788,575              804,036            1,592,611

Management Incentive Distribution.......            (902,697)                  --             (902,697)
                                                ------------         ------------         ------------

Balance at December 31, 1996 ...........          (6,454,008)          (4,179,456)         (10,633,464)

Net income .............................           1,167,537              577,182            1,744,719

Management Incentive Distribution ......            (905,153)                  --             (905,153)
                                                ------------         ------------         ------------

Balance at December 31, 1997 ...........          (6,191,624)          (3,602,274)          (9,793,898)

Net income .............................             228,243            4,225,017            4,453,260

Distributions to limited partners ......                  --           (4,221,415)          (4,221,415)

Management Incentive Distribution ......            (853,756)                  --             (853,756)
                                                ------------         ------------         ------------

Balance at December 31, 1998 ...........        $ (6,817,137)        $ (3,598,672)        $(10,415,809)
                                                ============         ============         ============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                For the Years Ended December 31,
                                                     -------------------------------------------------------
                                                           1998                1997                1996
                                                     -------------        -------------        -------------
Cash flows from operating activities:
   Cash received from tenants ...............        $ 14,884,390         $ 15,197,251         $ 14,877,289
   Cash paid to suppliers ...................          (6,352,045)          (6,259,909)          (5,836,491)
   Cash paid to affiliates ..................            (879,258)            (984,779)          (1,369,172)
   Interest received ........................             237,530              129,314              127,552
   Interest paid ............................          (3,271,612)          (3,352,192)          (3,645,580)
   Interest paid to affiliates ..............            (106,497)            (244,738)             (23,620)
   Property taxes paid ......................            (866,535)            (781,206)            (717,973)
                                                     ------------         ------------         ------------
Net cash provided by operating
   activities ...............................           3,645,973            3,703,741            3,412,005
                                                     ------------         ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments
     and assets held for sale ...............          (1,342,388)          (1,516,353)          (2,467,045)
   Insurance proceeds from fire damage ......                  --              260,164              681,998
   Insurance proceeds from hail damage
   Proceeds from disposition of
     real estate ............................           4,787,389                   --                   --
                                                     ------------         ------------         ------------
Net cash provided by (used in)
   investing activities .....................           3,445,001           (1,256,189)          (1,718,031)
                                                     ------------         ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable ..........................            (487,451)            (481,928)            (476,968)
   Cash restricted for mortgage note
     payment ................................            (286,160)                  --                   --
   Deferred borrowing costs paid ............            (139,407)                  --              (13,157)
   Proceeds from mortgage notes
     payable ................................           8,860,000                   --                   --
   Repayment of mortgage note -
     affiliate ..............................          (2,588,971)                  --                   --
   Retirement of mortgage note payable ......          (5,974,783)                  --           (2,564,266)
   Retirement of mortgage note
     payable due to disposition .............          (2,565,604)                  --                   --
   Distributions to limited partners ........          (4,221,415)                  --                   --
   Mortgage loan from affiliate .............                  --                   --            2,588,971
   Management Incentive Distribution ........            (335,000)          (1,271,718)            (907,219)
                                                     ------------         ------------         ------------
Net cash used in financing activities .......          (7,738,791)          (1,753,646)          (1,372,639)
                                                     ------------         ------------         ------------

Net increase (decrease) in cash and
     cash equivalents .......................            (647,817)             693,906              321,335

Cash and cash equivalents at
     beginning of year ......................           3,045,785            2,351,879            2,030,544
                                                     ------------         ------------         ------------

Cash and cash equivalents at end
     of year ................................        $  2,397,968         $  3,045,785         $  2,351,879
                                                     ============         ============         ============

See discussion of noncash investing and financing activities in Note 2, 7 and 9.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                For the Years Ended December 31,
                                                      ---------------------------------------------------
                                                          1998                1997                1996
                                                      -----------         -----------         -----------
Net income ...................................        $ 4,453,260         $ 1,744,719         $ 1,592,611
                                                      -----------         -----------         -----------

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Gain on involuntary conversion ............                 --            (219,628)           (598,859)
   Gain on disposition of real estate ........         (3,319,137)                 --                  --
   Depreciation ..............................          2,135,144           2,083,616           2,372,870
   Amortization of discounts on
     mortgage notes payable ..................             24,750              23,532              22,868
   Amortization of deferred borrowing
     costs ...................................            199,254             161,947             123,008
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ..............................            (45,895)             (9,538)            (17,824)
     Accounts receivable .....................            (75,368)            (10,132)              1,441
     Prepaid expenses and other
       assets ................................              9,170              13,190              20,634
     Escrow deposits .........................             66,283             (21,782)            175,504
     Accounts payable ........................                 --             (52,886)             (9,170)
     Accrued interest ........................            (51,972)             (2,662)             (6,901)
     Accrued expenses and deferred
       rental income .........................             44,304             (73,411)             (1,127)
     Payable to affiliates - General
       Partner ...............................            200,243              39,616            (288,991)
     Security deposits .......................              5,937              27,160              25,941
                                                      -----------         -----------         -----------

         Total adjustments ...................            807,287           1,959,022           1,819,394
                                                      -----------         -----------         -----------

Net cash provided by operating
   activities ................................        $ 3,645,973         $ 3,703,741         $ 3,412,005
                                                      ===========         ===========         ===========


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XI, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned seven income-producing properties as described in Note 4 - Real Estate Investments.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership has placed Rock Creek Apartments on the market for sale effective October 1, 1996

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1998, 1997 and 1996. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is both negative or immaterial.

                                                                % of Ownership Interest
   Tier Partnership                                        Partnership       General Partner
   ----------------                                        -----------       ---------------
   Limited Partnerships:
Acacia Lakes Fund XI Limited Partnership                      99%                      1%
Gentle Gale Fund XI Limited Partnership*                     100                       -
Rock Creek Fund XI Limited*                                  100                       -
Villa Del Rio XI Limited Partnership*                        100                       -
Village Fund XI Associates                                    99                       1

   General Partnerships:
Knollwood XI Associates                                       99                       1
The Park Fund XI Associates**                                 99                       1
Sun Valley Fund XI Associates                                 99                       1


*    The general partner of these partnerships is a corporation whose stock   is
     100% owned by the Partnership.

**   The Partnership sold The Park Apartments on April 30, 1998.  See Note 7.

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Allocation of Net Income and Net Loss
--------------------------------------

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, in an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

Cash distributions of $4,221,415 were made to the limited partners in 1998. No distributions were made to the limited partners in 1997 or 1996. The Partnership paid or accrued distributions of $853,756, $905,153 and $902,697 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts. During the last week of March 1999, the Partnership distributed approximately $500,000 to the limited partners of record at March 1, 1999.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per Unit is computed by dividing net income allocated to the limited partners by the number of Units outstanding. Per Unit information has been computed based on 159,813 Units outstanding in 1998, 1997 and 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value per Unit, as defined. No Units were issued in payment of the MID in 1998, 1997 or 1996.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1998, 1997 or 1996 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                        1998               1997              1996
                                                     ----------        ----------        ----------
Property management fees - affiliates .......        $  811,452        $  752,909        $  734,247
Interest - affiliates .......................           106,497           244,738            23,620
Charged to general and
   administrative - affiliates:
   Partnership administration ...............           336,641           271,486           345,934
                                                     ----------        ----------        ----------
                                                     $1,254,590        $1,269,133        $1,103,801
                                                     ==========        ==========        ==========
Charged to General Partner's deficit:
   MID ......................................        $  853,756        $  905,153        $  902,697
                                                     ==========        ==========        ==========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. In 1998 and 1997, the Partnership paid $335,000 and $1,271,718, respectively, from cash reserves for the MID. The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

NOTE 3 - TAXABLE INCOME
-----------------------

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

The Partnership's net assets and liabilities for tax purposes were less than the net assets and liabilities for financial reporting purposes by $2,449,717 in 1998, $261,840 in 1997and $831,834 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                   Buildings and       Accumulated           Net Book
       1998                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------

Acacia Lakes
   Mesa, AZ                    $    1,953,090      $   13,505,267      $   (9,844,141)     $    5,614,216
Gentle Gale
   Galveston, TX                      450,155           3,837,200          (2,700,717)          1,586,638
Knollwood
   Kansas City, MO                    330,547           7,481,953          (4,997,953)          2,814,547
Sun Valley
   Charlotte, NC                      562,797           8,887,177          (5,329,739)          4,120,235
Villa Del Rio
   Jacksonville, FL                   636,634          10,072,157          (6,661,746)          4,047,045
The Village
   Gresham, OR                        474,102           4,543,483          (3,529,499)          1,488,086
                                -------------       -------------       -------------       -------------
                               $    4,407,325      $   48,327,237      $  (33,063,795)     $   19,670,767
                                =============       =============       =============       =============

                                                   Buildings and       Accumulated           Net Book
       1997                         Land           Improvements        Depreciation            Value
       ----                    --------------      ------------        ------------       ---------------

Acacia Lakes                   $    1,953,090      $   13,280,033      $   (9,302,116)     $    5,931,007
Gentle Gale                           450,155           3,768,457          (2,533,853)          1,684,759
Knollwood                             330,547           7,257,557          (4,638,122)          2,949,982
Sun Valley                            562,797           8,654,858          (4,963,089)          4,254,566
Villa Del Rio                         636,634           9,760,851          (6,264,146)          4,133,339
The Village                           474,102           4,489,771          (3,240,339)          1,723,534
                                -------------       -------------       -------------       -------------
                               $    4,407,325      $   47,211,527      $  (30,941,665)     $   20,677,187
                                =============       =============       =============       =============

On August 1, 1997, the General Partner placed The Park Apartments, located in Joplin, Missouri, on the market for sale. The property was classified as an asset held for sale at December 31, 1997. The net book value of the property was $1,341,317 at December 31, 1997. On April 30, 1998, the Partnership sold The Park Apartments. See Note 7.

On October 1, 1996, the General Partner placed Rock Creek Apartments, located in Portland, Oregon, on the market for sale. The property was classified as an asset held for sale at December 31, 1998 and 1997. The net book value of the property was $4,765,942 and $4,569,548 at December 31, 1998 and 1997,
respectively.

The results of operations for the assets held for sale at December 31, 1998 were $600,215, $671,919 and $263,104 for 1998, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including interest expense and depreciation expense.

The Partnership's real estate properties are encumbered by mortgage indebtedness as discussed in Notes 5 and 6.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1998 and 1997. All mortgage notes are secured by real estate investments or the assets held for sale.


                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position    (a)  Rates %      Maturity Date (g)           1998                1997
--------                 ---------------  -------      -----------------      ---------------     --------------

Acacia Lakes             First                8.700    $   71,069    01/01     $    8,680,219    $     8,773,421
                                                                                -------------     --------------

Gentle Gale (f)          First                8.150        22,327    07/03          2,530,638          2,589,676
                         Discount (b)                                                 (41,502)           (50,020)
                                                                                -------------     --------------
                                                                                    2,489,136          2,539,656
                                                                                -------------     --------------

Knollwood                First                7.750        32,506    05/24          4,326,728          4,379,253
                                                                                -------------     --------------

Rock Creek               First (c)          Variable      Variable   10/01          6,225,000                  -
                         First               11.875        67,860    02/01                  -          6,049,641
                                                                                -------------     --------------
                                                                                    6,225,000          6,049,641
                                                                                -------------     --------------

Sun Valley               First                7.875        48,384    06/24          6,376,663          6,451,832
                                                                                -------------     --------------


                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position    (a)  Rates %      Maturity Date (g)           1998                1997
--------                 ---------------  -------      -----------------      ---------------     --------------

The Park                 First (d)           10.500        24,021    05/24                  -          2,571,755
                                                                                -------------     --------------

The Village              First (e)          Variable      Variable   05/01          2,635,000                  -
                                                                                -------------     --------------

Villa Del Rio (f)        First                8.150        47,843    07/03          5,422,798          5,549,306
                         Discount (b)                                                 (90,954)          (107,186)
                                                                                -------------     ---------------
                                                                                    5,331,844          5,442,120
                                                                                -------------     --------------

                                                                               $   36,064,590    $    36,207,678
                                                                                =============     ==============

(a)   The debt is non-recourse to the Partnership.

(b)   Discounts are based on an effective interest rate of 8.62%.

(c) On September 28, 1998, the Partnership refinanced the mortgage note payable on Rock Creek. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate ("LIBOR"). The interest rate is adjusted every three months. Terms of the note require monthly interest-only debt service payments, plus annual principal payments equal to 5% of the outstanding principal balance. At December 31, 1998, the interest rate of the mortgage note was 7.06%. See Note 8.

(d)  On April 30, 1998, The Park was sold.  See Note 7.

(e) On April 27, 1998, the Partnership refinanced the mortgage note payable on The Village. The new mortgage note bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate ("LIBOR"). The interest rate is adjusted every three months. Terms of the note require monthly interest-only debt service payments, plus annual principal payments equal to 5% of the outstanding principal balance. At December 31, 1998, the interest rate of the mortgage note was 7.37%. See Note 6 and 8.

(f) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized. Principal prepayments made before July 2000 are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(g)  Balloon payments on the mortgage notes are due as follows:

           Property                         Balloon Payment          Date
           --------                         ---------------          ----

        Acacia Lakes                         $  8,468,000            01/01
        Rock Creek                              5,766,000            10/01
        The Village                             2,380,000            05/01
        Gentle Gale                             2,197,000            07/03
        Villa Del Rio                           4,707,000            07/03

Scheduled principal maturities of the mortgage notes, before consideration of discounts of $132,456, are as follows:

                                                      Real Estate    Asset Held
                                                      Investments     For Sale
                                                     ------------   ------------

        1999....................................     $    570,214   $    155,000
        2000....................................          603,912        303,500
        2001....................................       11,246,139      5,766,500
        2002....................................          431,266              -
        2003....................................        5,032,325              -
        Thereafter..............................       12,088,190              -
                                                      -----------    -----------
          Total.................................     $ 29,972,046   $  6,225,000
                                                      ===========    ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $36,137,000 as of December 31, 1998 and $38,601,000 as of December 31, 1997.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATE
------------------------------------------

The following sets forth the mortgage note payable - affiliate of the Partnership at December 31, 1998 and 1997. The mortgage note was secured by the real estate investment.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position    (a)  Rates %      Maturity Date               1998             1997
--------                 ---------------  -------      -------------------    ---------------    -----------

The Village (b)          First                (c)      Variable      11/99   $              -    $ 2,588,971
                                                                              ===============     ==========

(a)   The debt is non-recourse to the Partnership.

(b) In October 1996, the Partnership obtained a mortgage note commitment from an affiliate of the General Partner for an amount up to $2,588,971. On November 25, 1996, $2,588,971 was funded to the Partnership to pay off the mortgage note on The Village. The Partnership incurred deferred borrowing costs of $13,157 for the new mortgage note payable, and the deferred borrowing costs for the old mortgage note payable were written off. On April 27, 1998, the mortgage note was paid in full.

(c) The note required monthly payments of interest only equal to the prime lending rate plus 1%. At December 31, 1997, the prime rate was 8.50%.

Under the terms of the Amended Partnership Agreement, borrowings from affiliates approximate fair market value.

NOTE 7 - DISPOSITION OF PROPERTY
---------------------------------

On April 30,1998, the Partnership sold to an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Cash proceeds from this transaction, as well as the gain on disposition are detailed below.

                                                                       Gain on
                                                                     Disposition          Cash Proceeds
                                                                   ----------------       -------------

       Cash sales price.....................................       $     4,900,000        $  4,900,000

       Selling costs........................................              (112,611)           (112,611)
       Basis of real estate sold............................            (1,349,329)
       Deferred revenue written-off.........................                11,875
       Deferred borrowing costs written off...............                (130,798)
                                                                   ---------------         -----------

       Gain on sale of real estate..........................       $     3,319,137
                                                                    ==============

       Proceeds from sale of real estate....................                                 4,787,389
       Retirement of mortgage note payable..................                                (2,565,604)
                                                                                           -----------

       Net cash proceeds....................................                              $  2,221,785
                                                                                           ===========

NOTE 8 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On September 28, 1998, the Partnership refinanced the Rock Creek mortgage note. The new mortgage note, in the amount of $6,225,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum (7.06% at December 31, 1998). The new mortgage note requires monthly interest-only payments and annual principal payments equal to 5% of the outstanding principal balance of the mortgage note. Terms of the new note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in cash restricted for mortgage payments on the Balance Sheet. The maturity date of the new mortgage note is October 1, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................     $ 6,225,000
       Amount required to payoff existing debt..............       5,974,783
                                                                  ----------

       Cash proceeds from refinancing.......................     $   250,217
                                                                  ==========

The Partnership incurred $82,273 of deferred borrowing costs related to the refinancing of the Rock Creek mortgage note.

On April 27, 1998, the Partnership refinanced The Village mortgage note. The new mortgage note, in the amount of $2,635,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum (7.37% at December 31, 1998). The new mortgage note requires monthly interest-only payments and annual principal payments equal to 5% of the outstanding principal balance of the mortgage note. Terms of the new note require the Partnership to deposit funds into a restricted cash account on a quarterly basis. The restricted funds will be used to pay the annual principal payment and are included in cash restricted for mortgage payments on the Balance Sheet. The maturity date of the new mortgage note is May 1, 2001. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................     $  2,635,000
       Amount required to payoff existing debt..............        2,588,971
                                                                  -----------

       Cash proceeds from refinancing.......................     $     46,029
                                                                  ===========

The Partnership incurred $57,134 of deferred borrowing costs related to the refinancing of The Village mortgage note.

NOTE 9 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On November 5, 1998, a fire destroyed two units and damaged four units at Gentle Gale Apartments. The Partnership expects to receive $34,295 in insurance reimbursements to cover the cost of repairs which is included in accounts receivable as of December 31, 1998. A deferred gain of $25,037 was recorded by the Partnership as of December 31, 1998. The deferred gain represents the amount of insurance reimbursements to be received in excess of the basis of the property destroyed. The deferred gain will be recognized when the insurance proceeds are received.

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

NOTE 10 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost (b)           Cumulative        Capitalized
                          Related (b)                         Buildings and      Write-down for      Subsequent
Description               Encumbrances         Land           Improvements       Impairment (d)     To Acquisition
-----------               -------------        -----          --------------     --------------     --------------

APARTMENTS:

Acacia Lakes
   Mesa, AZ                $    8,680,219    $    1,953,090    $   10,784,729     $          -     $   2,720,538

Gentle Gale
   Galveston, TX                2,489,136           450,155         2,925,081          (21,141)          933,260

Knollwood
   Kansas City, MO              4,326,728           330,547         5,122,225                -         2,359,728

Sun Valley
   Charlotte, NC                6,376,663           562,797         7,056,988                -         1,830,189

Villa Del Rio
   Jacksonville, FL             5,331,844           636,634         7,685,383                -         2,386,774

The Village
   Gresham, OR                  2,635,000           474,102         3,372,567                -         1,170,916
                           --------------    --------------    --------------     ------------     -------------

                          $    29,839,590   $     4,407,325   $    36,946,973    $     (21,141)    $  11,401,405
                           ==============    ==============    ==============     ============      ============

Asset Held for Sale:

Rock Creek (c)
   Portland, OR           $     6,225,000
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

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                 Buildings and                        Accumulated
Description                      Land            Improvements          Total (a)      Depreciation
-----------                      ----            --------------        ---------      ------------
APARTMENTS:

Acacia Lakes
   Mesa, AZ                   $    1,953,090     $   13,505,267   $     15,458,357    $   (9,844,141)

Gentle Gale
   Galveston, TX                     450,155          3,837,200          4,287,355        (2,700,717)

Knollwood
   Kansas City, MO                   330,547          7,481,953          7,812,500        (4,997,953)

Sun Valley
   Charlotte, NC                     562,797          8,887,177          9,449,974        (5,329,739)

Villa Del Rio
   Jacksonville, FL                  636,634         10,072,157         10,708,791        (6,661,746)

The Village
   Gresham, OR                       474,102          4,543,483          5,017,585        (3,529,499)
                              --------------      -------------     --------------      ------------
                             $     4,407,325     $   48,327,327    $    52,734,562     $ (33,063,795)
                              ==============      =============     ==============      ============

Asset Held for Sale:

Rock Creek (c)
   Portland, OR                                                    $     4,765,942
                                                                    ==============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $71,002,898 and accumulated depreciation was $56,512,227 at December 31, 1998.

(c) Asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Historical cost net of accumulated depreciation and write-downs becomes the new cost basis when the asset is classified as "Held for sale." Depreciation ceases at the time they are placed on the market for sale.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XI, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------

APARTMENTS:

Acacia Lakes
   Mesa, AZ                     1980                        05/81                   3-33

Gentle Gale
   Galveston, TX                1980                        05/81                   3-21

Knollwood
   Kansas City, MO              1970                        05/81                   3-29

Sun Valley
   Charlotte, NC                1980                        08/81                   3-40

Villa Del Rio
   Jacksonville, FL             1976                        05/81                   3-40

The Village
   Gresham, OR                  1974                        05/81                   3-30

Asset Held for Sale:

Rock Creek (c)
   Portland, OR                 1975                        02/81


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

                        McNEIL REAL ESTATE FUND XI, LTD.

                              Notes to Schedule III

                           Real Estate Investments and
                            Accumulated Depreciation


A  summary  of  activity  for  the  real  estate   investments  and  accumulated
depreciation is as follows:

                                                                   For the Years Ended December 31,
                                                       ------------------------------------------------------
                                                            1998                1997                  1996
                                                       -------------       -------------         ------------

Real estate investments:

Balance at beginning of year ..................        $ 51,618,852         $ 55,173,438         $ 64,347,015

Improvements ..................................           1,137,982            1,150,402            2,391,036

Reclassification to assets held for sale.......                  --           (4,561,586)         (11,110,783)

Replacement of assets .........................             (22,272)            (143,402)            (453,830)
                                                       ------------         ------------         ------------

Balance at end of year ........................        $ 52,734,562         $ 51,618,852         $ 55,173,438
                                                       ============         ============         ============


Accumulated depreciation:

Balance at beginning of year ..................        $ 30,941,665         $ 32,181,184         $ 37,095,184

Depreciation ..................................           2,135,144            2,083,616            2,372,870

Reclassification to assets held for sale ......                  --           (3,220,269)          (6,983,195)

Replacement of assets .........................             (13,014)            (102,866)            (303,675)
                                                       ------------         ------------         ------------

Balance at end of year ........................        $ 33,063,795         $ 30,941,665         $ 32,181,184
                                                       ============         ============         ============


Assets Held for Sale:

Balance at beginning of year ..................        $  5,910,865         $  4,203,597         $         --

Reclassification to assets held for sale ......                  --            1,341,317            4,127,588

Sale of asset .................................          (1,349,329)                  --                   --

Improvements ..................................             204,406              365,951               76,009
                                                       ------------         ------------         ------------

Balance at end of year ........................        $  4,765,942         $  5,910,865         $  4,203,597
                                                       ============         ============         ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------- -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's Units, other than High River Limited Partnership, which owns 18,622 Units (11.65% of the outstanding Units) as of February 1, 1999. The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner, collectively, own 313 Units which represent less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined. For the year ended December 31, 1998, the Partnership paid or accrued for the General Partner MID in the amount of $853,756.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The  Partnership  pays property  management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI for providing property management and leasing services. Effective February 14, 1991, the Partnership began reimbursing McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued for McREMI $1,148,093 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

In November 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $2,588,971. The note is secured by The Village and requires monthly interest-only payments equal to the prime lending rate of Bank of America plus 1%. Total interest expense for this loan was $106,497 for the year ended December 31, 1998. The mortgage note was repaid on April 27, 1998.

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

           3.3 Amendment No. 2 to the Amended and Restated Partnership Agreement of McNeil Real Estate Fund XI, Ltd., dated March 28, 1994. (2)

           10.1 Deed of Trust Note, dated April 5, 1989, between Knollwood Fund XI Associates and American Mortgages, Inc. (1)

           10.2 Deed of Trust Note, dated May 5, 1989, between Sun Valley Fund XI Associates and American Mortgages, Inc. (1)

           10.4 Termination Agreement, dated as of August 6, 1991 between Sun Valley Fund XI Associates and McNeil Real Estate Management, Inc. (1)

           10.5 Termination Agreement, dated as of August 6, 1991, between Knollwood Fund XI Associates and McNeil Real Estate Management, Inc. (1)

           Exhibit
           Number                           Description
           --------                         -----------

           10.6                             Termination  Agreement,  dated as of
                                            August  6,  1991   among   Southmark
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

           10.15 Multifamily Note, dated November 1, 1993 between Value Line Mortgage Corporation and Acacia Lakes Fund XI Limited Partnership. (2)

           Exhibit
           Number                           Description
           --------                         -----------

           10.16 Modification of Deed of Trust Note, dated December 15, 1993, between American Mortgages, Inc. and Knollwood Fund XI Associates. (2)

           10.17 Modification of Deed of Trust Note, dated December 20, 1993, between American Mortgages, Inc. and Sun Valley Fund XI Associates. (2)

           10.18 Promissory Note, dated April 27, 1998, between Village Fund XI Associates Limited and NationsBank of Texas, N.A.

           10.19                            Promissory  Note,  dated   September
                                            28, 1998, between Rock Creek Fund XI
                                            Limited and NationsBank, N.A.

           11. Statement regarding computation of Net Income per limited partnership unit (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies).

           22.                              List    of   subsidiaries   of   the
                                             Partnership.

                                                                                                Names Under
                                                                         Jurisdiction of        Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------           ---------------       --------------
                                            Acacia Lakes Fund XI             Arizona                None
                                               Limited Partnership

                                            Gentle Gale Fund XI              Delaware               None
                                               Limited Partnership

                                            Knollwood Fund XI                Missouri               None
                                               Associates

                                            Rock Creek Fund XI Ltd.          Texas                  None

                                            Sun Valley Fund XI               North Carolina         None
                                               Associates

                                            Villa Del Rio Fund XI            Delaware               None
                                               Limited Partnership

                                            Village Fund XI Associates       Oregon                 None
                                               Limited Partnership


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

           27.                              Financial Data Schedule for the year
                                            ended December 31, 1998.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XI, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           McNEIL REAL ESTATE FUND XI, LTD.


                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



March 31, 1999                  By:  /s/  Robert A. McNeil
--------------                     ---------------------------------------------
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




March 31, 1999                  By:  /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                 Ron K. Taylor
                                     President and Director of McNeil
                                       Investors, Inc.
                                     (Principal Financial Officer)




March 31, 1999                  By:  /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                 Brandon K. Flaming
                                     Vice President of McNeil Investors, Inc.
                                     (Principal Accounting Officer)