Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XI LTD
filed 1999-05-17
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            March 31, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,           December 31,
                                                                           1999                  1998
                                                                       ------------         -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,407,325         $  4,407,325
   Buildings and improvements .................................          48,383,085           48,327,237
                                                                       ------------         ------------
                                                                         52,790,410           52,734,562
   Less:  Accumulated depreciation ............................         (33,578,927)         (33,063,795)
                                                                       ------------         ------------
                                                                         19,211,483           19,670,767

Asset held for sale ...........................................           4,806,811            4,765,942

Cash and cash equivalents .....................................           2,962,122            2,397,968
Cash segregated for security deposits .........................             440,554              459,382
Cash restricted for mortgage payments .........................             262,840              286,160
Accounts receivable ...........................................              47,339              149,681
Prepaid expenses and other assets .............................             232,779              233,791
Escrow deposits ...............................................             685,549              617,502
Deferred borrowing costs (net of accumulated
   amortization of $726,733 and $682,223 at
   March 31, 1999 and December 31, 1998,
   respectively) ..............................................           1,120,676            1,165,186
                                                                       ------------         ------------
                                                                       $ 29,770,153         $ 29,746,379
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ...................................        $ 35,832,593         $ 36,064,590
Accrued interest ..............................................             212,582              240,794
Accrued expenses ..............................................             586,943              414,875
Payable to affiliates - General Partner .......................           3,157,846            2,950,388
Deferred gain - fire ..........................................                  --               25,037
Security deposits and deferred rental revenue .................             474,803              466,504
                                                                       ------------         ------------
                                                                         40,264,767           40,162,188
                                                                       ------------         ------------

Partners' deficit:
   Limited partners - 159,813 limited partnership unit
     authorized  and outstanding at March 31, 1999
     and December 31, 1998 ....................................          (3,489,199)          (3,598,672)
   General Partner ............................................          (7,005,415)          (6,817,137)
                                                                       ------------         ------------
                                                                        (10,494,614)         (10,415,809)
                                                                       ------------         ------------
                                                                       $ 29,770,153         $ 29,746,379
                                                                       ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                              ----------------------------
                                                                  1999              1998
                                                              ----------        ----------
Revenue:
   Rental revenue ....................................        $3,763,677        $3,890,225
   Interest ..........................................            16,454            49,765
   Gain on involuntary conversion ....................            36,012                --
                                                              ----------        ----------
     Total revenue ...................................         3,816,143         3,939,990
                                                              ----------        ----------

Expenses:
   Interest ..........................................           751,505           871,705
   Interest - affiliate mortgage .....................                --            60,646
   Depreciation ......................................           515,132           509,395
   Property taxes ....................................           221,373           231,183
   Personnel expenses ................................           434,547           489,422
   Utilities .........................................           261,778           269,591
   Repair and maintenance ............................           438,324           425,711
   Property management fees - affiliates .............           186,141           193,453
   Other property operating expenses .................           182,046           212,359
   General and administrative ........................            94,730           146,012
   General and administrative - affiliates ...........            73,482            80,749
                                                              ----------        ----------
     Total expenses ..................................         3,159,058         3,490,226
                                                              ----------        ----------

Net income ...........................................        $  657,085        $  449,764
                                                              ==========        ==========

Net income allocable to limited partners .............        $  609,687        $  427,276
Net income allocable to General Partner ..............            47,398            22,488
                                                              ----------        ----------
Net income ...........................................        $  657,085        $  449,764
                                                              ==========        ==========

Net income per limited partnership unit ..............        $     3.82        $     2.67
                                                              ==========        ==========

Distribution per limited partnership unit ............        $     3.13        $    12.51
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                                       Total
                                                            General              Limited             Partners'
                                                            Partner              Partners             Deficit
                                                        ---------------       -------------        -------------
Balance at December 31, 1997 ...................        $   (6,191,624)       $ (3,602,274)        $ (9,793,898)

Net income .....................................                22,488             427,276              449,764

Management Incentive Distribution ..............              (239,111)                 --             (239,111)

Distributions to limited partners ..............                    --          (2,000,014)          (2,000,014)
                                                        --------------        ------------         ------------

Balance at March 31, 1998 ......................        $   (6,408,247)       $ (5,175,012)        $(11,583,259)
                                                        ==============        ============         ============


Balance at December 31, 1998 ...................        $   (6,817,137)       $ (3,598,672)        $(10,415,809)

Net income .....................................                47,398             609,687              657,085

Management Incentive Distribution ..............              (235,676)                 --             (235,676)

Distributions to limited partners ..............                    --            (500,214)            (500,214)
                                                        --------------        ------------         ------------

Balance at March 31, 1999 ......................        $   (7,005,415)       $ (3,489,199)        $(10,494,614)
                                                        ==============        ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                        Three Months Ended
                                                                             March 31,
                                                                     1999                1998
                                                                 ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ...........................        $ 3,856,531         $ 3,913,739
   Cash paid to suppliers ...............................         (1,362,432)         (1,590,983)
   Cash paid to affiliates ..............................           (214,686)           (191,881)
   Interest received ....................................             16,454              49,765
   Interest paid ........................................           (728,554)           (829,995)
   Interest paid - affiliates ...........................                 --             (60,646)
   Property taxes paid ..................................           (163,013)           (288,204)
                                                                 -----------         -----------
Net cash provided by operating activities ...............          1,404,300           1,001,795
                                                                 -----------         -----------

Cash flow from investing activities:
   Additions to real estate investments and
     assets held for sale ...............................            (96,717)           (179,837)
   Insurance proceeds from fire .........................             45,270                  --
                                                                 -----------         -----------
Net cash used in investing activities ...................            (51,447)           (179,837)
                                                                 -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ............................................           (238,650)           (127,312)
   Cash restricted for mortgage payments ................             23,320                  --
   Management Incentive Distribution ....................            (73,155)                 --
   Distributions to limited partners ....................           (500,214)         (2,000,014)
                                                                 -----------         -----------
Net cash used in financing activities ...................           (788,699)         (2,127,326)
                                                                 -----------         -----------

Net increase (decrease) in cash and cash
   equivalents ..........................................            564,154          (1,305,368)

Cash and cash equivalents at beginning of
   period ...............................................          2,397,968           3,045,785
                                                                 -----------         -----------

Cash and cash equivalents at end of period ..............        $ 2,962,122         $ 1,740,417
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                       Three Months Ended
                                                                            March 31,
                                                                -------------------------------
                                                                    1999                1998
                                                                -----------         -----------
Net income .............................................        $   657,085         $   449,764
                                                                -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation ........................................            515,132             509,395
   Amortization of deferred borrowing costs ............             44,510              36,877
   Amortization of discounts on mortgage
     notes payable .....................................              6,653               5,785
   Gain on involuntary conversion ......................            (36,012)                 --
   Changes in assets and liabilities:
     Cash segregated for security deposits .............             18,828             (26,448)
     Accounts receivable ...............................             68,047              21,013
     Prepaid expenses and other assets .................              1,012              76,645
     Escrow deposits ...................................            (68,047)           (306,914)
     Accrued interest ..................................            (28,212)               (952)
     Accrued expenses ..................................            172,068             131,095
     Payable to affiliates - General Partner ...........             44,937              82,321
     Security deposits and deferred rental
       revenue .........................................              8,299              23,214
                                                                -----------         -----------
       Total adjustments ...............................            747,215             552,031
                                                                -----------         -----------

Net cash provided by operating activities ..............        $ 1,404,300         $ 1,001,795
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XI, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                  1999            1998
                                                                --------        --------
Property management fees - affiliates ..................        $186,141        $193,453
Interest - affiliates ..................................              --          60,646
Charged to general and administrative affiliates:
   Partnership administration ..........................          73,482          80,749
                                                                --------        --------
                                                                $259,623        $334,848
                                                                ========        ========

Charged to General Partner's deficit:
   MID .................................................        $235,676        $239,111
                                                                ========        ========

NOTE 4.
-------

On November 5, 1998, a fire destroyed two units and damaged four units at Gentle Gale Apartments. The Partnership received $45,270 in insurance reimbursements to cover the cost of repairs. Insurance reimbursements received in excess of the basis of the property damage were recorded as a gain on involuntary conversion. The Partnership recorded a gain of $36,012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At March 31, 1999, the Partnership owned seven apartment properties, which are all subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues decreased $123,847 or 3% for the three months ended March 31, 1999 as compared to the same period last year. Excluding the effects of the sale of The Park in April 1998, Partnership revenue increased $79,928 or 2% for the three months ended March 31, 1999 as compared to the same period last year.
Interest income decreased $30,335 for the three months ended
March 31, 1999 as compared to the same period last year. During the first quarter of 1999, the Partnership recognized a gain on involuntary conversion of $36,012 related to the fire at Gentle Gale. No such gain was recognized in 1998.

Expenses:

Total expenses decreased $331,168 or 10% for the three months ended March 31, 1999 as compared to the same period last year. Excluding the effects of the sale of The Park, Partnership expenses decreased $171,675 or 5% for the three months ended March 31, 1999.

Interest- affiliate mortgage expense decreased by $60,046 for the three months ended March 31, 1999. This decrease is due to the refinancing of the mortgage loan at The Village in April 1998, which replaced affiliate debt with a third party mortgage note payable. When combined with interest expense paid to unaffiliated lenders, the Partnership's total interest expense, excluding The Park, decreased $12,595 for the first quarter of 1999.

General and administrative expenses decreased $51,282 or 35% for the first three months of 1999 as compared to the same period last year. The decrease is mostly due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

All other remaining expenses, excluding The Park Apartments, remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,404,300 through operating activities for the three month period ended March 31, 1999 as compared to $1,001,795 for the same period in 1998. This increase is primarily due to decreases in cash paid to suppliers, interest paid and property taxes paid.

The Partnership expended $96,717 and $179,837 for capital improvements to its properties in the first three months of 1999 and 1998, respectively. The Partnership also received insurance proceeds of $45,270 for fire at Gentle Gale in during the first quarter of 1999.

During the first three months of 1999, the Partnership paid $238,650 in principal payments on the mortgage notes and made distributions of $500,214 to the limited partners. During the first quarter of 1999, the Partnership also paid $73,155 in MID to the General Partner.

The Partnership used its cash flow from operations as well as its cash reserves to distribute $500,214 to the limited partners during the first quarter of 1999. The distribution amounted to $3.13 per limited partnership unit.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $2,962,122. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted $1.03 million in capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Rock Creek Apartments on the market for sale on October 1, 1996.

Income/Loss Allocation and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1999 and 1998, net income of $47,398 and $22,488, respectively, was allocated to the General Partner. The limited partners received net income allocations of $609,687 and $427,276 for the three months ended March 31, 1999 and 1998, respectively.

The Partnership distributed $500,214 to the limited partners in 1999. A distribution of $235,676 for the MID has been accrued by the Partnership for the three month period ended March 31, 1999 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

YEAR 2000 DISCLOSURE
--------------------

State of readiness

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

                          PART II. - OTHER INFORMATION

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

         11.                        Statement   regarding   computation  of  net
                                    income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    159,813    limited     partnership     units
                                    outstanding in 1999 and 1998.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1999.

(b)      Reports on Form   8-K.  There were  no reports on Form 8-K filed during
         the quarter ended   March 31, 1999.

                        McNEIL REAL ESTATE FUND XI, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XI, Ltd.

                           By:  McNeil Partners, L.P., and General Partner

                                By: McNeil Investors, Inc., General Partner






May 17, 1999                    By: /s/  Ron K. Taylor
------------                       ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Brandon K. Flaming
------------                       ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)