Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1999-08-16
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended          June 30, 1999
                                     -------------------------------------------

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




              13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code        (972) 448-5800
                                                     ---------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,           December 31,
                                                                             1999                 1998
                                                                         -------------        -------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  4,407,325         $  4,407,325
   Buildings and improvements ...................................          48,671,328           48,327,237
                                                                         ------------         ------------
                                                                           53,078,653           52,734,562
   Less:  Accumulated depreciation ..............................         (34,096,460)         (33,063,795)
                                                                         ------------         ------------
                                                                           18,982,193           19,670,767

Asset held for sale .............................................           4,878,651            4,765,942

Cash and cash equivalents .......................................           3,401,118            2,397,968
Cash segregated for security deposits ...........................             399,666              459,382
Cash restricted for mortgage payments ...........................             368,912              286,160
Accounts receivable .............................................              32,150              149,681
Prepaid expenses and other assets ...............................             163,337              233,791
Escrow deposits .................................................             816,809              617,502
Deferred borrowing costs (net of accumulated
   amortization of $771,243 and $682,223 at
   June 30, 1999 and December 31, 1998,
   respectively) ................................................           1,076,166            1,165,186
                                                                         ------------         ------------
                                                                         $ 30,119,002         $ 29,746,379
                                                                         ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .....................................        $ 35,730,147         $ 36,064,590
Accrued interest ................................................             209,023              240,794
Accrued expenses ................................................             989,383              414,875
Payable to affiliates - General Partner .........................           3,445,838            2,950,388
Deferred gain - fire ............................................                  --               25,037
Security deposits and deferred rental revenue ...................             464,869              466,504
                                                                         ------------         ------------
                                                                           40,839,260           40,162,188
                                                                         ------------         ------------

Partners' deficit:
   Limited  partners - 159,813 limited  partnership units
     authorized  and outstanding at June 30, 1999
     and December 31, 1998 ......................................          (3,485,239)          (3,598,672)
   General Partner ..............................................          (7,235,019)          (6,817,137)
                                                                         ------------         ------------
                                                                          (10,720,258)         (10,415,809)
                                                                         ------------         ------------
                                                                         $ 30,119,002         $ 29,746,379
                                                                         ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                -------------------------------        ------------------------------
                                                    1999                1998               1999               1998
                                                -----------         -----------        -----------        -----------
Revenue:
   Rent revenue ........................        $ 3,743,121         $ 3,692,186        $ 7,506,798        $ 7,582,411
   Interest ............................             34,395              46,357             50,849             96,122
   Gain on sale of real estate .........                 --           3,319,137                 --          3,319,137
   Gain on involuntary
     conversion ........................                 --                  --             36,012                 --
                                                -----------         -----------        -----------        -----------
     Total revenue .....................          3,777,516           7,057,680          7,593,659         10,997,670
                                                -----------         -----------        -----------        -----------

Expenses:
   Interest ............................            769,878             836,384          1,521,383          1,708,089
   Interest - affiliate mortgage........                 --              39,318                 --             99,964
   Depreciation ........................            517,533             517,436          1,032,665          1,026,831
   Property taxes ......................            230,376             226,420            451,749            457,603
   Personnel expenses ..................            465,469             456,974            900,016            946,396
   Utilities ...........................            286,581             278,184            548,359            547,775
   Repair and maintenance ..............            573,582             500,605          1,011,906            926,316
   Property management
     fees - affiliates .................            184,276             183,376            370,417            376,829
   Other property operating
     expenses ..........................            163,372             182,667            345,418            395,026
   General and administrative ..........            523,973             202,065            618,703            348,077
   General and administrative -
     affiliates ........................             73,617              93,793            147,099            174,542
                                                -----------         -----------        -----------        -----------
     Total expenses ....................          3,788,657           3,517,222          6,947,715          7,007,448
                                                -----------         -----------        -----------        -----------

Net income (loss) ......................        $   (11,141)        $ 3,540,458        $   645,944        $ 3,990,222
                                                ===========         ===========        ===========        ===========

Net income (loss) allocable to
   limited partners ....................        $   (10,584)        $ 3,363,435        $   613,647        $ 3,790,711
Net income (loss) allocable
   to General Partner ..................               (557)            177,023             32,297            199,511
                                                -----------         -----------        -----------        -----------
Net income (loss) ......................        $   (11,141)        $ 3,540,458        $   645,944        $ 3,990,222
                                                ===========         ===========        ===========        ===========

Net income (loss) per limited
   partnership unit ....................        $      (.07)        $     21.05        $      3.84        $     23.72
                                                ===========         ===========        ===========        ===========

Distribution per limited
   partnership unit ....................        $        --         $        --        $      3.13        $     12.51
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                               Total
                                                     General             Limited              Partners'
                                                     Partner             Partners              Deficit
                                                 ---------------       -------------        -------------
Balance at December 31, 1997 ............        $   (6,191,624)       $ (3,602,274)        $ (9,793,898)

Net income ..............................               199,511           3,790,711            3,990,222

Management Incentive Distribution........              (455,442)                 --             (455,442)

Distributions to limited partners .......                    --          (2,000,014)          (2,000,014)
                                                 --------------        ------------         ------------

Balance at June 30, 1998 ................        $   (6,447,555)       $ (1,811,577)        $ (8,259,132)
                                                 ==============        ============         ============


Balance at December 31, 1998 ............        $   (6,817,137)       $ (3,598,672)        $(10,415,809)

Net income ..............................                32,297             613,647              645,944

Management Incentive Distribution .......              (450,179)                 --             (450,179)

Distributions to limited partners .......                    --            (500,214)            (500,214)
                                                 --------------        ------------         ------------

Balance at June 30, 1999 ................        $   (7,235,019)       $ (3,485,239)        $(10,720,258)
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                 Six Months Ended
                                                                      June 30,
                                                          --------------------------------
                                                              1999                1998
                                                          ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ....................        $ 7,652,110         $ 7,477,862
   Cash paid to suppliers ........................         (3,032,620)         (2,979,370)
   Cash paid to affiliates .......................           (399,090)           (514,168)
   Interest received .............................             50,849              96,122
   Interest paid .................................         (1,450,828)         (1,633,619)
   Interest paid - affiliates ....................                 --            (120,853)
   Property taxes paid ...........................           (401,871)           (560,097)
                                                          -----------         -----------
Net cash provided by operating activities ........          2,418,550           1,765,877
                                                          -----------         -----------

Cash flow from investing activities:
   Additions to real estate investments and
     assets held for sale ........................           (456,800)           (658,634)
   Insurance proceeds from fire ..................             45,270                  --
   Proceeds from sale of real estate .............                 --           4,787,389
                                                          -----------         -----------
Net cash provided by (used in) investing
   activities ....................................           (411,530)          4,128,755
                                                          -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .....................................           (347,749)           (254,380)
   Cash restricted for mortgage payments .........            (82,752)                 --
   Proceeds from mortgage note payable ...........                 --           2,635,000
   Repayment of mortgage note
     payable - affiliate .........................                 --          (2,588,971)
   Retirement of mortgage note payable ...........                 --          (2,565,604)
   Deferred borrowing costs paid .................                 --             (60,438)
   Management Incentive Distribution .............            (73,155)                 --
   Distributions to limited partners .............           (500,214)         (2,000,014)
                                                          -----------         -----------
Net cash used in financing activities ............         (1,003,870)         (4,834,407)
                                                          -----------         -----------

Net increase in cash and cash equivalents ........          1,003,150           1,060,225

Cash and cash equivalents at beginning of
   period ........................................          2,397,968           3,045,785
                                                          -----------         -----------

Cash and cash equivalents at end of period........        $ 3,401,118         $ 4,106,010
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                     Six Months Ended
                                                                          June 30,
                                                               -------------------------------
                                                                  1999                1998
                                                               -----------         -----------
Net income ............................................        $   645,944         $ 3,990,222
                                                               -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation .......................................          1,032,665           1,026,831
   Amortization of deferred borrowing costs ...........             89,020              86,668
   Amortization of discounts on mortgage
     notes payable ....................................             13,306              12,107
   Gain on sale of real estate ........................                 --          (3,319,137)
   Gain on involuntary conversion .....................            (36,012)                 --
   Changes in assets and liabilities:
     Cash segregated for security deposits ............             59,716             (39,968)
     Accounts receivable ..............................             83,236             (72,909)
     Prepaid expenses and other assets ................             70,454             143,903
     Escrow deposits ..................................           (199,307)           (270,390)
     Accrued interest .................................            (31,771)            (24,305)
     Accrued interest - affiliates ....................                 --             (20,889)
     Accrued expenses .................................            574,508             217,932
     Payable to affiliates - General Partner ..........            118,426              37,203
     Security deposits and deferred rental
       revenue ........................................             (1,635)             (1,391)
                                                               -----------         -----------
       Total adjustments ..............................          1,772,606          (2,224,345)
                                                               -----------         -----------

Net cash provided by operating activities .............        $ 2,418,550         $ 1,765,877
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

                                  June 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

In October 1996, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, for $2,588,971. The note was secured by The Village Apartments and required monthly interest-only payments equal to the prime lending rate of Bank of America plus 1% with the principal balance due November 25, 1999. This mortgage note was paid off on April 27, 1998 (See Note 6).

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                   Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------
Property management fees - affiliates .................        $370,417        $376,829
Interest - affiliates .................................              --          99,964
Charged to general and administrative affiliates:
   Partnership administration .........................         147,099         174,542
                                                               --------        --------
                                                               $517,516        $651,335
                                                               ========        ========

Charged to General Partner's deficit:
   MID ................................................        $450,179        $455,442
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

NOTE 5.
-------

On April 30,1998, the Partnership sold to an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $2,161,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                     Gain on Sale       Cash Proceeds
                                                     ------------       -------------

Cash sales price ............................        $ 4,900,000         $ 4,900,000

Selling costs ...............................           (112,611)           (112,611)
Basis of real estate sold ...................         (1,337,454)
Basis of deferred borrowing costs
  written off ...............................           (130,798)
                                                     -----------


Gain on sale of real estate .................        $ 3,319,137
                                                     ===========

Proceeds from sale of real estate ...........                              4,787,389
Retirement of mortgage note payable..........                             (2,565,604)
                                                                         -----------

Net cash proceeds ...........................                            $ 2,221,785
                                                                         ===========

NOTE 6.
-------

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

    New mortgage note proceeds...........................     $  2,635,000
    Amount required to payoff existing debt..............        2,588,971
                                                              ------------

    Cash proceeds from refinancing.......................     $     46,029
                                                              =============

The Partnership incurred $60,438 of deferred borrowing costs related to the refinancing of The Village mortgage note.

NOTE 7.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $221.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $2,128,896.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and accrued expenses during the second quarter of 1999 in the amount of $165,755 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At June 30, 1999, the Partnership owned seven apartment properties, which are all subject to mortgage notes.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XII, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $221.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues decreased $3,280,164 or 47% and $3,404,011 or 31% for the three and six months ended June 30, 1999 as compared to the same period last year. Excluding the effects of the sale of The Park Apartments in April 1998, Partnership revenue increased $74,057 or 2% and $153,985 or 1% for the three and six months ended June 30, 1999 as compared to the same period last year. Interest income decreased $45,273 for the six months ended June 30, 1999 as compared to the same period last year. During the first quarter of 1999, the Partnership recognized a gain on involuntary conversion of $36,012 related to the fire at Gentle Gale. No such gain was recognized in 1998. In 1998, the Partnership recognized a gain on the sale of real estate of $3,319,137 for the sale of The Park Apartments. No such gain was recognized in 1999.

Expenses:

Total expenses decreased $59,733 for the six months ended June 30, 1999 and increased $271,435 for the three months ended June 30, 1999 as compared to the same period last year. Excluding the effects of the sale of The Park, Partnership expenses decreased $369,532 and $197,857 for the three and six months ended June 30, 1999.

Interest - affiliate mortgage expense decreased by $39,318 and $99,964 for the three and six months ended June 30, 1999. This decrease is due to the refinancing of the mortgage loan at The Village in April 1998, which replaced affiliate debt with a third party mortgage note payable.

Repair and maintenance expenses (excluding The Park) increased $88,500 or 18% and $117,892 or 13% for the three and six months of 1999 as compared to the same period last year. The increase is due mostly to increased floor covering and appliance replacements at Gentle Gale Apartments, Acacia Lakes Apartments and Villa Del Rio Apartments.

General and administrative expense increased $321,908 and $270,626 for the three and six months ended June 30, 1999 as compared to the same period last year. The increase is mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $165,755 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 7).

All other remaining expenses, excluding The Park Apartments, remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,418,550 through operating activities for the six month period ended June 30, 1999 as compared to $1,765,877 for the same period in 1998. This increase is primarily due to an increase in cash received from tenants and decreases in cash paid to affiliates, interest paid and property taxes paid.

During the first six months of 1999, the Partnership paid $347,749 in principal payments on the mortgage notes and made distributions of $500,214 to the limited partners. In 1999, the Partnership also paid $73,155 in MID to the General Partner.

Short-term liquidity:

At June 30, 1999, the Partnership held cash and cash equivalents of $3,401,118. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted $1.03 million in capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties. See "Recent Developments" above.

The Partnership placed Rock Creek Apartments on the market for sale on October 1, 1996.

Income/Loss Allocation and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1999 and 1998, net income of $32,297 and $199,511, respectively, was allocated to the General Partner. The limited partners received net income allocations of $613,647 and $3,790,711 for the six months ended June 30, 1999 and 1998, respectively.

The Partnership distributed $500,214 to the limited partners in 1999. A distribution of $450,179 for the MID has been accrued by the Partnership for the six month period ended June 30, 1999 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                          PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

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

         11. Statement regarding computation of net income (loss) per limited partnership unit:
                                    Net income  (loss) per  limited  partnership
                                    unit is  computed  by  dividing  net  income
                                    (loss)  allocated to the limited partners by
                                    the  number  of  limited  partnership  units
                                    outstanding.  Per unit  information has been
                                    computed    based   on    159,813    limited
                                    partnership units outstanding in 1999 and 1998.

         27. Financial Data Schedule for the quarter ended June 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Note 7.

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






August 16, 1999                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 16, 1999                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)