Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XI LTD
filed 1999-11-15
CIK 318140

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended   September 30, 1999
                                     -------------------------------------------

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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1999                 1998
                                                                       ------------         -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,407,325         $  4,407,325
   Buildings and improvements .................................          48,912,508           48,327,237
                                                                       ------------         ------------
                                                                         53,319,833           52,734,562
   Less:  Accumulated depreciation ............................         (34,597,889)         (33,063,795)
                                                                       ------------         ------------
                                                                         18,721,944           19,670,767

Asset held for sale ...........................................           4,963,040            4,765,942

Cash and cash equivalents .....................................           3,590,765            2,397,968
Cash segregated for security deposits .........................             395,696              459,382
Cash restricted for mortgage payments .........................             167,166              286,160
Accounts receivable ...........................................              34,198              149,681
Prepaid expenses and other assets .............................             175,748              233,791
Escrow deposits ...............................................             947,787              617,502
Deferred borrowing costs (net of accumulated
   amortization of $815,752 and $682,223 at
   September 30, 1999 and December 31, 1998,
   respectively) ..............................................           1,031,657            1,165,186
                                                                       ------------         ------------
                                                                       $ 30,028,001         $ 29,746,379
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ...................................        $ 35,314,204         $ 36,064,590
Accounts payable ..............................................               3,967                   --
Accrued interest ..............................................             208,597              240,794
Accrued expenses ..............................................           1,009,085              414,875
Payable to affiliates - General Partner .......................           3,727,254            2,950,388
Deferred gain - fire ..........................................                  --               25,037
Security deposits and deferred rental revenue .................             454,369              466,504
                                                                       ------------         ------------
                                                                         40,717,476           40,162,188
                                                                       ------------         ------------

Partners' deficit:
   Limited  partners - 159,813 limited partnership units
     authorized  and outstanding at September 30, 1999
     and December 31, 1998 ....................................          (3,256,289)          (3,598,672)
   General Partner ............................................          (7,433,186)          (6,817,137)
                                                                       ------------         ------------
                                                                        (10,689,475)         (10,415,809)
                                                                       ------------         ------------
                                                                       $ 30,028,001         $ 29,746,379
                                                                       ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                             September 30,                      September 30,
                                                 ------------------------------        ------------------------------
                                                     1999               1998               1999                1998
                                                 -----------        -----------        -----------        -----------

Revenue:
   Rent revenue .........................        $ 3,656,732        $ 3,693,935        $11,163,530        $11,276,346
   Interest .............................             50,389             53,435            101,238            149,557
   Gain on sale of real estate ..........                 --                 --                 --          3,319,137
   Gain on involuntary
     conversion .........................                 --                 --             36,012                 --
                                                 -----------        -----------        -----------        -----------
     Total revenue ......................          3,707,121          3,747,370         11,300,780         14,745,040
                                                 -----------        -----------        -----------        -----------

Expenses:
   Interest .............................            770,201            948,619          2,291,584          2,656,708
   Interest - affiliate mortgage.........                 --                 --                 --             89,621
   Depreciation .........................            501,429            591,362          1,534,094          1,618,193
   Property taxes .......................            230,376            224,908            682,125            682,511
   Personnel expenses ...................            415,893            476,688          1,315,909          1,423,084
   Utilities ............................            305,234            309,706            853,593            857,481
   Repair and maintenance ...............            560,432            501,015          1,572,338          1,427,331
   Property management
     fees - affiliates ..................            179,809            181,129            550,226            557,958
   Other property operating
     expenses ...........................            182,019            205,240            527,437            600,266
   General and administrative ...........            247,023             94,884            865,726            442,961
   General and administrative -
     affiliates .........................             73,705             84,183            220,804            258,725
                                                 -----------        -----------        -----------        -----------
     Total expenses .....................          3,466,121          3,617,734         10,413,836         10,614,839
                                                 -----------        -----------        -----------        -----------

Net income ..............................        $   241,000        $   129,636        $   886,944        $ 4,130,201
                                                 ===========        ===========        ===========        ===========

Net income allocable to
   limited partners .....................        $   228,950        $   123,154        $   842,597        $ 3,923,691
Net income allocable
   to General Partner ...................             12,050              6,482             44,347            206,510
                                                 -----------        -----------        -----------        -----------
Net income ..............................        $   241,000        $   129,636        $   886,944        $ 4,130,201
                                                 ===========        ===========        ===========        ===========

Net income per limited
   partnership unit .....................        $      1.43        $       .77        $      5.27        $     24.55
                                                 ===========        ===========        ===========        ===========

Distribution per limited
   partnership unit .....................        $        --        $     13.90        $      3.13        $     26.41
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                                Total
                                                      General              Limited             Partners'
                                                      Partner              Partners             Deficit
                                                  ---------------       ---------------      -------------
Balance at December 31, 1997 .............        $   (6,191,624)       $   (3,602,274)      $ (9,793,898)

Net income ...............................               206,510             3,923,691          4,130,201

Management Incentive Distribution ........              (676,761)                   --           (676,761)

Distributions to limited partners ........                    --            (4,221,415)        (4,221,415)
                                                  --------------        --------------       ------------

Balance at September 30, 1998 ............        $   (6,661,875)       $   (3,899,998)      $(10,561,873)
                                                  ==============        ==============       ============


Balance at December 31, 1998 .............        $   (6,817,137)       $   (3,598,672)      $(10,415,809)

Net income ...............................                44,347               842,597            886,944

Management Incentive Distribution.........              (660,396)                   --           (660,396)

Distributions to limited partners ........                    --              (500,214)          (500,214)
                                                  --------------        --------------       ------------

Balance at September 30, 1999 ............        $   (7,433,186)       $   (3,256,289)      $(10,689,475)
                                                  ==============        ==============       ============





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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                       Nine Months Ended
                                                                         September 30,
                                                              ----------------------------------
                                                                  1999                 1998
                                                              -------------        -------------
Cash flows from operating activities:
   Cash received from tenants ........................        $ 11,289,351         $ 11,174,442
   Cash paid to suppliers ............................          (4,939,123)          (4,514,412)
   Cash paid to affiliates ...........................            (581,405)            (695,118)
   Interest received .................................             101,238              149,557
   Interest paid .....................................          (2,170,294)          (2,564,090)
   Interest paid - affiliates ........................                  --             (110,510)
   Property taxes paid ...............................            (545,152)            (677,813)
                                                              ------------         ------------
Net cash provided by operating activities ............           3,154,615            2,762,056
                                                              ------------         ------------

Cash flow from investing activities:
   Additions to real estate investments and
     asset  held for sale ............................            (782,369)            (876,683)
   Insurance proceeds from fire ......................              45,270                   --
   Additions to assets held for sale .................                  --             (168,755)
   Proceeds from sale of real estate .................                  --            4,787,389
                                                              ------------         ------------
Net cash provided by (used in) investing
   activities ........................................            (737,099)           3,741,951
                                                              ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .........................................            (770,344)            (382,706)
   Cash restricted for mortgage payments .............             118,994                   --
   Proceeds from mortgage note payable ...............                  --            8,860,000
   Repayment of mortgage note
     payable - affiliate .............................                  --           (2,588,971)
   Retirement of mortgage note payable ...............                  --           (8,540,387)
   Deferred borrowing costs paid .....................                  --             (140,727)
   Management Incentive Distribution .................             (73,155)                  --
   Distributions to limited partners .................            (500,214)          (4,221,415)
                                                              ------------         ------------
Net cash used in financing activities ................          (1,224,719)          (7,014,206)
                                                              ------------         ------------

Net increase (decrease) in cash and
   cash equivalents ..................................           1,192,797             (510,199)

Cash and cash equivalents at beginning of
   period ............................................           2,397,968            3,045,785
                                                              ------------         ------------

Cash and cash equivalents at end of period ...........        $  3,590,765         $  2,535,586
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

                        MCNEIL REAL ESTATE FUND XI, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                      Nine Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                   1999               1998
                                                               -----------         -----------
Net income ............................................        $   886,944         $ 4,130,201
                                                               -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation .......................................          1,534,094           1,618,193
   Amortization of deferred borrowing costs ...........            133,529             158,574
   Amortization of discounts on mortgage
     notes payable ....................................             19,958              18,428
   Gain on sale of real estate ........................                 --          (3,319,137)
   Gain on involuntary conversion .....................            (36,012)                 --
   Changes in assets and liabilities:
     Cash segregated for security deposits ............             63,686             (41,907)
     Accounts receivable ..............................             81,188             (62,758)
     Prepaid expenses and other assets ................             58,043             131,075
     Escrow deposits ..................................           (330,285)           (333,705)
     Accounts payable .................................              3,967                  --
     Accrued interest .................................            (32,197)            (84,384)
     Accrued interest - affiliates ....................                 --             (20,889)
     Accrued expenses .................................            594,210             436,937
     Payable to affiliates - General Partner ..........            189,625             121,565
     Security deposits and deferred rental
       revenue ........................................            (12,135)              9,863
                                                               -----------         -----------
       Total adjustments ..............................          2,267,671          (1,368,145)
                                                               -----------         -----------

Net cash provided by operating activities .............        $ 3,154,615         $ 2,762,056
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

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations of the Partnership. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                  Nine Months Ended
                                                                     September 30,
                                                                 1999            1998
                                                               --------        --------
Property management fees - affiliates .................        $550,226        $557,958
Interest - affiliate mortgage .........................              --          89,621
Charged to general and administrative affiliates:
   Partnership administration .........................         220,804         258,725
                                                               --------        --------
                                                               $771,030        $906,304
                                                               ========        ========

Charged to General Partner's deficit:
   MID ................................................        $660,396        $676,761
                                                               ========        ========

NOTE 4.
-------

On November 5, 1998, a fire destroyed two units and damaged four units at Gentle Gale Apartments. In 1999, the Partnership received $45,270 in insurance reimbursements to cover the cost of repairs. Insurance reimbursements received in excess of the basis of the property damage were recorded as a gain on involuntary conversion. The Partnership recorded a gain of $36,012.

NOTE 5.
-------

On April 30,1998, the Partnership sold to an unaffiliated buyer, The Park, a 192 unit apartment complex in Joplin, Missouri, for a cash purchase price of $4,900,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to $2,221,785. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                    Gain on Sale            Cash Proceeds
                                                                   ---------------          -------------
       Cash sales price.....................................       $     4,900,000          $  4,900,000

       Selling costs........................................              (112,611)             (112,611)
       Basis of real estate sold............................            (1,337,454)
       Basis of deferred borrowing costs
         written off......................................                (130,798)
                                                                   ---------------


       Gain on sale of real estate..........................       $     3,319,137
                                                                    ==============

       Proceeds from sale of real estate....................                                   4,787,389
       Retirement of mortgage note payable..................                                  (2,565,604)
                                                                                            ------------

       Net cash proceeds....................................                                $  2,221,785
                                                                                            ============

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

       New mortgage note proceeds.....................         $  2,635,000
       Amount required to payoff existing debt........            2,588,971
                                                               ------------

       Cash proceeds from refinancing.................         $     46,029
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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $221.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential and other real estate related assets. At September 30, 1999, the Partnership owned seven apartment properties, which are all subject to mortgage notes.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10,1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $221.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues decreased $40,249 or 1% and $3,444,260 or 23% for the three and nine months ended September 30, 1999 as compared to the same period last year. Excluding the effects of the sale of The Park Apartments in April 1998, Partnership revenue increased $152,349 for the nine months ended September 30, 1999 as compared to the same period last year. Interest income decreased $48,319 for the nine months ended September 30, 1999 as compared to the same period last year. During the first quarter of 1999, the Partnership recognized a gain on involuntary conversion of $36,012 related to the fire at Gentle Gale. No such gain was recognized in 1998. In 1998, the Partnership recognized a gain on the sale of real estate of $3,319,137 for the sale of The Park Apartments. No such gain was recognized in 1999.

Expenses:

Total expenses decreased $201,003 for the nine months ended September 30, 1999 and decreased $151,613 for the three months ended September 30, 1999 as compared to the same period last year. Excluding the effects of the sale of The Park, Partnership expenses increased $61,509 for the nine months ended September 30, 1999.

Interest expense (excluding The Park) decreased $268,919 or 10% for the nine months ended September 30, 1999. This decrease is primarily due to the refinancing of the mortgage note on Rock Creek.

Interest - affiliate mortgage expense decreased by $89,621 for the nine months ended September 30, 1999. This decrease is due to the refinancing of the mortgage loan at The Village in April 1998, which replaced affiliate debt with a third party mortgage note payable.

Repair and maintenance expenses (excluding The Park) increased $177,383 or 12% for the nine months ended September 30, 1999 as compared to the same period last year. The increase is due mostly to increased floor covering and appliance replacements at Gentle Gale Apartments, Acacia Lakes Apartments and Villa Del Rio Apartments.

General and administrative expense increased $152,139 and $422,765 for the three and nine months ended September 30, 1999 as compared to the same period last year. The increase is mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $165,755 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 7).

General and administrative - affiliates decreased $37,921 or 15% due to a decrease in overhead expenses allocated to the Partnership by McREMI.

All other remaining expenses, excluding The Park Apartments, remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $3,154,615 through operating activities for the nine month period ended September 30, 1999 as compared to $2,762,056 for the same period in 1998. This increase is primarily due to decreases in interest and property taxes paid.

During the first nine months of 1999, the Partnership paid $770,344 in principal payments on the mortgage notes and made distributions of $500,214 to the limited partners. In 1999, the Partnership also paid $73,155 in MID to the General Partner.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $3,590,765. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted $1.03 million in capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

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

The Partnership placed Rock Creek Apartments on the market for sale on October 1, 1996.

Income/Loss Allocation and Distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1999 and 1998, net income of $44,347 and $206,510, respectively, was allocated to the General Partner. The limited partners received net income allocations of $842,597 and $3,923,691 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership distributed $500,214 to the limited partners in 1999. A distribution of $660,396 for the MID has been accrued by the Partnership for the nine month period ended September 30, 1999 for the General Partner.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27. Financial Data Schedule for the quarter ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

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






November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Brandon K. Flaming
-----------------                     ------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)